Form 10-K
period 2003-12-31
OPEN SOLUTIONS INC
filed 2004-03-30
CIK 873538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of to

Commission file number 000-02333

Open Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3173050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Winding Brook Drive, Glastonbury, CT	06033
(Address of principal executive offices)	(Zip Code)

(860) 652-3155

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     ☐

      Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2003: Not applicable because trading of the registrant’s common stock on the Nasdaq National Market did not commence until November 26, 2003.

      As of March 23, 2004, 17,063,452 shares of common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K
Document Description	Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2004	III

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In addition to the historical information, this Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

      Open Solutions Inc. is a provider of software and services that allow financial institutions to compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. Our core software and our complementary products access and update real-time data stored in a single relational database, which is designed to deliver strategic benefits to financial institutions. Our software can be operated either by the financial institution internally or on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. We have historically targeted commercial banks and thrifts with assets under $20 billion and all credit unions. Our aggregate revenues increased from approximately $27.3 million in 2001 to approximately $44.3 million in 2002, and were approximately $63.9 million for the year ended December 31, 2003.

      Our complementary products can be licensed to financial institutions separately or as part of our fully-integrated suite. When combined with our core software, these complementary products provide financial institutions with a suite of applications that operate efficiently and take advantage of the architecture of our core solution, limiting the need for software customization or middleware, which is software that allows two applications to interface. Our complementary products, which are fully integrated with our core, include business intelligence, customer relationship management, or CRM, check imaging, interactive voice response, Internet banking and cash management, general ledger and profitability, loan origination and check and item processing functions. We use an open and flexible software architecture to maximize a client’s flexibility with respect to different hardware configurations and third-party software applications that are commonly used by financial institutions, allowing our clients to select our complete suite or third-party products without incurring substantial additional implementation costs. Based on a design that is customer-centric, our software leverages an institution’s customer information through data mining (sorting through data to identify patterns and establish relationships) and collaborative filtering (the creation of recommendations for a customer based on data gathered on similar customers’ actions and preferences) and allows an institution to provide its customers with better service, improve customer retention and identify and pursue potential cross-selling opportunities.

      In contrast to legacy systems, our technologies are fully integrated, open, flexible, customer-centric and efficient, permitting financial institutions to draw on and deliver consistent information quickly. Our technology allows our clients to access information from disparate sources and then analyze and distribute that information for use at the point of customer contact. We believe that our products and services enable our clients to reduce their overall core processing and operational costs and meet their strategic needs more effectively.

      Open Solutions Inc. is located in Glastonbury, Connecticut, and has facilities in Shelton and Simsbury, Connecticut, Utica, New York, Mississauga, Ontario, Wixom, Michigan and Atlanta and Marietta, Georgia. We were founded in 1992 and are incorporated in Delaware. We operate and manage our business as one segment, the development and marketing of computer software and related services and operates primarily in one geographical area, the United States of America. As of March 5, 2004, we had approximately 406 employees. On December 2, 2003, we completed our initial public offering raising proceeds, net of expenses, of approximately $86.4 million. Our common stock is quoted on the Nasdaq National Market under the symbol OPEN.

      We are subject to the informational requirements of the Securities Exchange Act of 1934 and will file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements and other information, as well as the registration statement and the exhibits and schedules thereto, may be inspected, without charge, at the public reference facility maintained by the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. Copies of such material may also be obtained from the Public

Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates. You may obtain information on the operation of the SEC public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330. Such materials can also be inspected on the SEC’s website at www.sec.gov.

      We maintain a website with the address www.opensolutions.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We have posted on our website a copy of our code of business conduct and ethics. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the Nasdaq National Market.

Recent Development

      On February 24, 2004, we acquired Maxxar Corporation for cash consideration of $6.5 million. This acquisition expanded our complimentary product offering to include a comprehensive suite of interactive voice solutions and computer telephony integration products. The acquisition added 28 employees to our staff and facilities located in Wixom, Michigan and Mississauga, Ontario.

Industry Background

      Financial institutions have historically invested a significant amount of money in information technology systems. Technology research firm IDC estimates that banks, thrifts and credit unions in the United States spent approximately $42 billion on information technology during 2003 and expects spending to grow to over $52 billion by 2007. According to Thomson Financial Inc., a leading provider of industry information, there are approximately 19,460 commercial banks, thrifts and credit unions in the United States, approximately 19,400 of which have an asset base of under $20 billion.

      We believe that these financial institutions, which have traditionally competed on the basis of personalized service, are facing increasing challenges to improve their operating efficiencies. These challenges include the entrance of non-traditional competitors, the compression of margins on traditional products, significant channel proliferation and the convergence of financial products into a single institution. Recent legislation has allowed non-traditional competitors, such as insurance companies and brokerage houses, to enter the market for traditional banking products. Because these competitors are able to subsidize traditional banking products with the revenues of other, higher-profit products, financial institutions have experienced lower margins, increasing the pressure to reduce costs while continuing to offer an increasing array of consumer products and services. At the same time, the cost and complexity of delivering these products and services has increased as the widespread introduction of new technology has forced financial institutions to expand their distribution channels to include ATMs, telephone banking, Internet banking and wireless devices. Legislative changes have also accelerated the ability of financial institutions to offer wider ranges of products and services to their customers. To distinguish themselves from competitors in this more competitive environment, banks and credit unions must accurately define and understand their specific markets, and be able to launch relevant products and services to those markets over tailored delivery channels. These challenges are forcing financial institutions to examine how to conduct their business and service their customers most efficiently.

      Financial institutions have traditionally fulfilled their information technology needs through legacy computer systems, operated either by the institution itself or through an outsourcing center. Legacy systems, which operate in large mainframe or minicomputer environments, are generally highly proprietary, inflexible and costly to operate and maintain. Legacy systems often require financial institutions to purchase a specific vendor’s hardware and software, requiring them to conform evolving business processes and reporting needs to the architecture of the legacy systems, and preventing them from adopting new technologies or launching new products on a cost-effective and timely basis. Most legacy systems employed by commercial banks are designed primarily to batch process a large number of transactions and create centralized financial records, limiting the ability of these banks to offer their customers real-time transaction processing. On the other hand, most legacy systems employed by credit unions are designed for real-time transaction processing, but they limit the ability to conduct high-volume processing or more traditional commercial banking functions. In addition, legacy systems typically store data in non-relational, or sequentially indexed, files. Because the data is not organized by customer, financial institutions often face challenges extracting information from their legacy systems, which are unable to easily provide real-time, actionable customer data to the individuals within the financial institution servicing customers without additional software.

      We believe that financial institutions today are seeking more integrated, open, flexible, customer-centric and efficient information technology solutions that:

•	combine high performance, scalability, reliability and security with the advantages associated with relational and highly normalized (which means data is easily accessible and not stored redundantly) technology based on industry standards,

•	deliver new products and services to their customers quickly and efficiently without extensive custom development,

•	integrate easily with other applications used in the enterprise (whether on an in-house or an outsourced basis) without expensive middleware,

•	provide quick and effective access to customer and account data in order to offer better, more customized services, monitor trends and performance and cross-sell services and products,

•	allow real-time access to customer data while preserving the financial institution’s ability to batch process large transactions, and

•	accommodate, in a single application, multiple delivery channels, such as ATMs, telephone banking, Internet banking and wireless banking, as well as new delivery channels as they emerge.

      We believe that a technology solution must meet all of these requirements to enable financial institutions to achieve a competitive advantage in their markets through improved customer service, competitive product offerings and lower costs. In addition, financial institutions are required by federal law to evaluate the effectiveness of their information technology systems periodically. This obligation, together with significant upgrades and phase-outs of certain hardware by hardware providers, creates an ongoing need for institutions to evaluate replacement of their information technology systems.

      These requirements can be met by information technology systems based on open, industry-standard operating environments and relational databases. Relational and real-time technology can improve information sharing by providing access at each desktop to critical customer and transaction data and business applications, which is restricted or difficult to access in legacy environments. This technology also enables organizations to streamline business practices and reporting to make faster, more informed decisions. Because this technology is based on an open architecture, it is easily scalable by upgrading the server or linking multiple servers. In addition, this open model offers flexibility in that additional functionality can easily be provided through third-party applications. Furthermore, the costs of maintaining a legacy system, which include the costs of upgrading both legacy system software and hardware, are generally greater over time than the costs associated with newer technology.

Our Solution

      Our core software product is a fully-integrated, open, flexible, customer-centric solution that enables financial institutions to service their customers more efficiently and effectively. Our core software operates in Microsoft, UNIX and LINUX environments using an Oracle relational database, supplemented by a suite of complementary software applications, which are fully integrated with our core technology and can also be used with any other vendor’s core software. We also offer our clients a comprehensive set of support services.

      The key attributes of our solution are its:

Full Integration at the Core Level

•	Fully-Integrated Information Technology. Our core software supports all of a financial institution’s principal data processing requirements using a single relational database designed as an integral component of the system architecture. Our fully-integrated software suite allows our clients to replace their highly proprietary, inflexible and costly legacy systems, which generally contain many disparate software applications, multiple databases and cumbersome and expensive middleware, with one integrated software application based on a single database architecture.

Open Architecture

•	Compatibility With Varied Non-Proprietary Hardware. Because our core system was designed with an open architecture, our clients can run our software on desktop and server hardware supplied by a wide array of vendors, including Hewlett-Packard Company, IBM Corp., Dell Computer Corporation, Sun Microsystems, Inc. and Unisys Corporation. In contrast, legacy systems often require the financial institution to purchase vendor-specific hardware, a vendor’s core software product and vendor-specific complementary products, each of which must be customized to interface with a decades-old legacy system, imposing significant cost burdens, both in cash outlay and manpower.

•	Software Compatibility. The flexibility and scalability of our core applications permit our clients to incorporate complementary software applications, whether designed by us or by a third party, in a cost-effective manner. Our complementary products, which may be used with either our core software or a third-party system, include profitability, web-based imaging, loan origination, cash management, collections, interactive voice solutions and check and item processing modules that may be purchased as part of a fully-integrated software suite or individually. In addition, our open architecture allows a client to activate a particular software module as its functionality is desired, which provides our clients with the ability to react to their customers’ needs efficiently.

•	Scalability. Although most of our current clients have an asset base under $20 billion, our open architecture is designed to accommodate the needs of larger financial institutions, and to provide our clients the ability to continue to use our solution as they grow. In May and June 2002 we performed a three-week performance test and benchmark of our core software, the results of which demonstrated that our solution can meet the processing requirements of an institution with $40 billion in assets and four million accounts. The scalability of our architecture enables us to manage unexpected increases in clients’ processing volumes as well as support the growth of our clients’ businesses.

Flexibility

•	Client Delivery of New Products and Services. Our software allows our clients to offer new products and services to their customers without reconfiguring their information technology infrastructure. In contrast, modifications required by legacy systems in order to accommodate new financial products can be costly and time-consuming and may require the purchase and maintenance of additional middleware. In addition, our clients can change the way in which they serve their customers — such as converting from a thrift to a commercial bank — without replacing or making major modifications to our software.

•	Direct License or Outsourced Distribution. We can provide our core software to our clients by licensing it directly for use on-site, through our own outsourcing centers or through third-party outsourcing centers. We also provide certain complementary applications at our outsourcing centers, including our business intelligence, cash management, ATM, Internet banking, web-based imaging, collections, interactive voice solutions and check and item processing tools. Our flexibility in distribution method allows our clients to use our core software and other complementary applications in the most cost-effective method to meet their specific operational and competitive requirements.

Customer-Centric Architecture

•	Real-time Customer Information in a Single View. Our core software uses a relational database organized around individual customers, which allows a financial institution to update and view customer information on a real-time basis instead of relying on periodic batch processing. Our clients can provide their customers with real-time information concerning their accounts, as well as create accurate and current management reports. Our software is designed to eliminate potential errors arising from the maintenance of multiple databases and to accommodate high volumes of customer data.

•	Better Relationship Management. Our relationship management software provides a set of business intelligence tools that is fully integrated with and acts as a natural extension of our core software. This allows our clients to eliminate the multiple databases required when layering traditional business intelligence tools onto a legacy core system. Because our suite exploits the strength of our core system that is based on a single, relational database designed around individual customers, a financial institution may easily collect and analyze that data to generate timely and responsive initiatives (such as promotional offers) and deliver those initiatives immediately to the customer as the customer interacts with the financial institution.

Efficiency

•	Cost Savings. We believe that our software reduces the overall cost of a financial institution’s information technology and allows our clients to meet their strategic goals more efficiently. The hardware required by a legacy system is expensive to obtain and costly to keep to current specifications while the pool of expertise with older systems is constantly shrinking. In contrast, our core system can run on hardware provided by many different vendors. Because our core software is fully integrated with our complementary products and supports third-party products, development and implementation costs for an institution’s information systems based on our software are lower than those for an institution which must modify its core software and obtain costly proprietary products for each new function. Our open architecture and flexibility allow our clients to modify their information systems requirements quickly and easily, without incurring the significant costs associated with supporting several disparate software applications. Our single relational database allows our clients to organize their data around individual customers, use our business intelligence tools to analyze and manage that data in the most efficient manner and launch new products and services desired by their customers in a cost-effective manner. In addition, because our software is based on widely adopted technologies, a financial institution using it requires less specialized expertise, which allows the institution to achieve greater operational efficiencies.

Business Strategy

      Our objective is to be the leading supplier of software and services to our targeted market. Our strategy for achieving this objective is to:

•	Expand Share of Our Historical Market. We believe that our software is particularly well suited for financial institutions which have an asset base of under $20 billion. These financial institutions, which have historically constituted our target market, typically can neither afford, nor do they require, extensive customization in connection with the implementation of a core system. As a result, we believe that these financial institutions are willing to evaluate, and are well positioned to benefit from, our flexible, cost-effective technology. We intend to continue to pursue this market by marketing and selling our core software to new clients seeking to convert from a legacy system.

•	Expand Our Sources of Recurring Revenue. We generate recurring revenue through outsourcing and maintenance services. We currently host applications for approximately 160 financial institutions in our outsourcing centers and intend to continue to enhance this service, which we believe is an attractive solution for many of our targeted clients. Our outsourcing centers serve clients using our core software and clients using one or more of our Internet banking, ATM, cView, check imaging, cash management, collections, automated clearing house, or ACH, processing and check and item processing products. In the future, we plan to offer all of our products in our outsourcing centers and continue to market our outsourcing services aggressively. Our outsourcing services provide a source of recurring revenue which can grow as the number of accounts processed for a client increases. We continue to seek to expand our client base through licensing arrangements, which we expect to increase the recurring revenues, such as maintenance, that correspond to those licenses.

•	Expand Our Client Base by Licensing Our Core Software through Third-Party Outsourcing Centers. Approximately 172 financial institutions use our core software application at two third-party outsourcing centers, one operated by BISYS, Inc., a major national outsourcing center, and the other operated by Connecticut On-Line Computer Center, Inc., or COCC, a major regional outsourcing center. A number of financial institutions outsource their core processing systems to third-party outsourcing centers such as these, which typically choose one or more significant core software products to provide their services. We plan to work with our existing resellers to add new clients, and have recently expanded our relationship with BISYS for this purpose. We also plan to supplement these resellers with other national and regional outsourcing centers.

•	Provide Additional Products and Services to Our Installed Client Base. We intend to continue to leverage our installed client base by expanding the range of complementary products and services available to our current clients, through both the internal development of new products and services and through acquisitions. In addition, each client has an account manager who recommends complementary products suitable for the client’s business and works with our sales group to generate sales. We also intend to continue selling our complementary products to financial institutions that use core systems sold by third parties.

•	Maintain Technological Leadership. We believe that the uniqueness of the open, flexible architecture of our system provides us with competitive advantages over companies offering other core processing systems. For example, our core software suite can satisfy the technological requirements of a commercial bank, thrift or credit union without modification or customization. We recently announced the commercial release of our web-based business intelligence suite, which allows a financial institution to transmit action messages and collect response information instantaneously while a customer conducts a transaction. Our open architecture enables us to utilize leading, non-proprietary software and hardware to provide comprehensive functionality. We intend to extend our technological leadership by continuing to add new applications, integrate new technologies and expand the functionality of our system.

•	Extend Target Markets. Our primary market currently consists of small to mid-size commercial banks and thrifts and all credit unions, located in the United States. We believe that our core software has benefits beyond this market, and can scale to meet the operating requirements of any financial institution. We continue to explore additional ways to extend our target markets, including by selling our products and services to larger financial institutions and international financial institutions. We also plan to market and sell our products and services to clients in the payroll services, insurance and brokerage industries.

•	Pursue Strategic Acquisitions. To complement and accelerate our internal growth, we continue to explore acquisitions of businesses and products that will complement our existing products and services as well as expand our client base. Since 2000, we have completed the following acquisitions:

Date	Seller	Products and Services

June 2000	Global Payment Systems LLC	Web-based cash management system
August 2001	Sound Software Development, Inc.	Loan and mortgage origination product
December 2001	Imagic Corporation	Check imaging product
March and October 2002	HNC Financial Solutions, Inc. and HNC Software, Inc.	General ledger, profitability and other financial products
July 2003	Liberty FiTech Systems, Inc.	Core processing software for credit unions
February 2004	Maxxar Corporation	Interactive voice response, contact center management and voice over IP

Technology

      We design our software to integrate with other products, to allow individual customer data to be easily accessible at all times, and to be able to deliver strategic benefits to financial institutions at a lower cost. We released our initial product in 1995, at a time when technical advancements such as distributed computing, browser-based applications and standards for integrating disparate applications were becoming commonly adopted in the marketplace. To take advantage of these technical developments, we created an open product architecture to maximize a client’s flexibility with respect to both hardware options and integration with other software applications. In addition, we sought to design a single platform that could service all financial institutions, including commercial banks, thrifts and credit unions. We also understood the difficulties financial institutions face in retrieving timely, accurate information with respect to their customers, and therefore designed our software with a single relational database as its integral component, placing an emphasis on access to customer information rather than account data. By creating a core processing solution that is open and customer-centric, we believe we have minimized the need for financial institutions to purchase costly middleware and additional databases to perform the tasks that our products achieve with only one software application and a single database.

      Our core software application offers the following benefits:

•	an open architecture that permits full integration with third-party hardware and software and emerging technologies,

•	flexible functionality, scalability and high performance, and

•	a highly relational database designed around customer information.

      We believe that our software provides these benefits through an open architecture that utilizes a relational database, as well as leading graphical user interfaces and report generation tools. Our software operates in an open systems environment, does not require any proprietary hardware components and is currently deployed on a wide range of client and server platforms. Our open architecture also permits our software to interface with a broad range of third-party applications and peripherals that are commonly used in banks and credit unions.

      We implement our flexible solution through application modules, each of which performs a specific core processing function. All of our modules share and are able to access the data in a single relational database, allowing for consistency of data throughout our product suite. Through database normalization, data is organized in tables that are easily accessible through a variety of query tools as well as through the application modules. In contrast to legacy systems, our architecture allows a financial institution to capture an unlimited amount of data regarding each of its customers without requiring additional software or support. As a result, a higher degree of independence between a client’s business processes and underlying data is achieved and the solution is more scalable and adaptable to changing business needs. New application modules may be developed or existing modules may be altered as required without having to change the underlying data model.

      Our software utilizes a single, enterprise-wide database, as opposed to a distributed database in which data is spread among two or more components, typically resident on different computers. The principal benefit of an architecture using a single enterprise-wide database is that it permits real-time processing so that, for example, transactions are immediately reflected in a bank or credit union customer’s account. This contrasts with a batch processing approach in which all accounts are updated only at scheduled intervals, typically at the end of the business day. Our software may be configured to operate in either batch mode or a hybrid batch/real-time mode for those banks or credit unions that do not require or desire real-time processing.

Products and Services

      We offer core software as well as several complementary products that may be purchased with our core solution or separately. The open and flexible architecture of our core solution is designed to provide our clients with the maximum array of options for complementary applications. While all of our products function independently of each other, financial institutions which use our entire software suite benefit from our fully-integrated platform and the ability to obtain comprehensive real-time information on all of their customers.

Core Software

      The Complete Banking Solution and The Complete Credit Union Solution. We market our core software in two versions, one directed primarily at commercial banks and thrifts and the other directed primarily at credit unions. The Complete Banking Solution and The Complete Credit Union Solution share a common software platform that provides a comprehensive real-time open architecture system capable of managing all of a financial institution’s core processing requirements. Our core software permits the financial institution and its customers to view their transactions immediately, whether the transactions occur over the telephone, on the Internet, at the ATM, inside the financial institution or at an external debit location.

      We believe that our core software is less expensive to install and maintain than most legacy systems. It can be easily integrated with third party applications or our own complementary products to provide a comprehensive solution that can immediately retrieve valuable customer information for specifically targeting customers with cross-selling or up-selling opportunities.

      Some of the key features of our core software include:

•	customer-centric system,

•	real-time customer touch-point integration,

•	integrated real-time and/or batch processing,

•	comprehensive lending and deposit processing,

•	forms integration (including signature and photo storage),

•	customizable web-based reporting,

•	comprehensive teller/ customer service applications,

•	commercial institution functionality,

•	institution and branch operations,

•	direct payroll processing, and

•	product delivery manager.

      The features of our core software offer a comprehensive real-time view of each customer relationship, which enables our clients to provide better customer service by having a complete customer profile available to tellers and officers instantaneously.

Complementary Products

      To enhance our core software, we offer a number of complementary products. All of our complementary products are designed to run on any core processing system. However, when used with our core solution, our complementary products are designed to take advantage of the availability of real-time customer information. These products provide functionality beyond that in any core solution, and include:

      cView. cView is an advanced business-intelligence suite designed around two key functional areas: real-time customer contact and knowledge management. cView permits a financial institution to leverage relational technology, customer account and transaction data and instant messaging to gather, convert and analyze disparate customer information into knowledge that can be applied to support timely and responsive initiatives such as promotional offers and make them available immediately through front-line delivery channels, such as Internet banking, tellers and others. cView is designed to operate on any core processing system, whether designed by us or by a third party. The cView suite consists of the following web-based components:

•	Dynamic Messaging Manager. Application that allows the financial institution to set rules that define the real-time distribution and receipt of messages throughout the organization.

•	Activity Manager. Application that allows the financial institution to track and manage the activities of its customers and prospects.

•	My Vision. Access point for cView applications, intranet communications and access to relevant documents, messages and Internet links.

•	Report Wizard. Query and report writing tool, which allows users to simplify views of complex database table design, effectively collapsing multiple tables into one.

•	Market Vision. Customer data warehouse designed to permit financial institutions to learn about their customers, prospects, products and business lines so they can make sound business decisions and create effective marketing plans.

Each component of the cView suite is integrated with the other components, as well as with our core software, allowing clients to focus on the implementation of CRM strategies rather than the support and maintenance of separate software applications.

      Channel Management Center. Channel Management Center is a suite of applications and services designed to facilitate the building and processing of interfaces between disparate systems. Channel Management Center is designed to act as a translator between core, business and delivery systems and to centralize the collection and movement of information throughout the financial institution, eliminating the need for multiple types of middleware services.

      eCommerce Banker — Consumer and eCommerce Banker — Business. Our eCommerce Banker suite provides clients with Internet banking and cash management tools for commercial and retail customers. The modules permit a financial institution to choose from a wide menu of financial services that may be provided to either individuals or businesses, including:

•	Account Information. Customers can view balance information for checking and savings accounts, certificates of deposit, lines of credit, automobile loans and mortgage loans. Customers can also view year-to-date interest accrued or paid, interest rates and deposit maturity dates.

•	Cash Management. Business customers can monitor their accounts, make tax payments and execute automated clearing house or wire transfers. We also provide a cash concentration function, which periodically sweeps cash from several accounts into a single interest-bearing account.

•	Funds Transfer. Customers can transfer funds among accounts and establish real-time electronic bill payment.

•	Compatibility with Personal Financial Management Software. Popular personal financial management software, such as Intuit Quicken® and Microsoft Money®, can be automatically synchronized with recent transactions.

•	Bill Payment. Customers can pay bills electronically 24 hours a day, seven days a week and can establish future and recurring payments.

•	Secure Messaging. Customers can communicate with a financial institution through secure encrypted message systems.

•	Additional Features. Customers can reorder paper checks, request an account statement or contact financial institution personnel by e-mail.

      Our Internet banking application supports the open financial exchange, or OFX standard, which enables the system to interface to financial institution services that use a variety of devices to originate customer transactions. These administrative components include the ability for financial institutions’ customers and potential customers to submit account applications in a secure environment. Also, financial institutions can automatically generate e-mail responses to customer applications, update product interest rates and terms and receive customer-specific marketing and data analysis.

      Check Imaging. This software application enables our clients to create and store digital check images for inclusion in monthly statements and to facilitate their customer support services. This product suite includes item/ image capture, document imaging/ computer output to laser disc, or COLD, signature verification, electronic statements, full-service check and item processing and managed services. This product is designed to comply with federal legislation known as The Check Clearing For The 21st Century Act, commonly known as Check 21, and to be compatible with the Federal Reserve’s FedImage Platform. These features are important because when financial institutions exchange checks electronically rather than physically as the legislation will require, they will seek Check 21 compliant solutions. The product is also designed to be web-enabled, to eliminate a large portion of entry keying, and together with remote branch capture, to assist our clients in centralizing electronic image storage. Our clients can choose to purchase these products on an in-house, serviced or managed services basis.

      Loan Origination. Our loan origination technologies are designed to provide full-service loan origination processing. Because no two lenders transact business in exactly the same manner, our loan origination products can also be adapted to suit a financial institution’s specific needs. Our software suite provides integrated systems for mortgage, consumer and commercial lending:

•	The Sound Mortgage Management System provides comprehensive mortgage lending management. This product automates the mortgage process, including advanced disclosures, prequalification, origination, document preparation, processing, loan tracking, underwriting, commitment, closing, full management and government reporting. The system automatically books loans to our clients’ in-house or outsourced servicing systems. The system can be wide-area network enabled throughout all branches, and also provides for remote origination using the Internet.

•	The Sound Consumer Loan Management System provides consumer loan management through a comprehensive set of features, including full document preparation, loan processing, tracking, underwriting, reporting and government reporting requirements as well as an automated decision service.

•	The Sound Commercial Loan Documenter provides commercial loan management from the creation of commitment/ proposal letters to the final production and tracking of complete document packages for any small-business to middle-market loan, including commercial and industrial, or C&I, commercial real estate and construction and Small Business Administration loans.

      Financial Products. Our financial accounting software suite is designed to provide fully-integrated back-office financial management technology to financial institutions, including general ledger, accounts payable and fixed assets. In addition, we offer strategic financial management tools such as asset/ liability management, profitability and financial planning:

•	Financial Accounting Platform. Our financial accounting platform is an integrated and comprehensive financial management suite. With detailed reporting and responsive service, it helps clients streamline accounting operations and improve the quality of their financial management. The financial accounting platform is comprised of four modules: general ledger, investment management, accounts payable and fixed assets accounting. Each system can operate as a stand-alone product or as part of the integrated financial accounting platform. As a whole or on a stand-alone basis, the open architecture and standardized file specifications are designed to allow integration with other accounting and information management software applications.

•	Asset/ Liability Management and Financial Planning System. Our asset/ liability management and financial planning system provides analytical, budgeting and strategic planning software to enable financial institutions to better comprehend the factors driving their profitability. This software is designed to provide a financial institution with the ability to analyze the institution’s balance sheet in order to determine market value and risk, helping to ensure preservation of capital.

•	ProfitVision. ProfitVision analyzes profitability at any level of the organization. It is designed to generate profit results and value indicators that reveal the contributors to an institution’s bottom line. It can also be used to segment and profile valuable customers and determine which products, business units and channels are top performers.

      Interactive Voice Solutions. Our interactive voice solutions, which we obtained through the acquisition of Maxxar Corporation on February 24, 2004, are designed to provide financial institutions with products that enhance productivity, strengthen customer services and reduce overall operational costs.

•	Interactive Voice Response. Our interactive voice response solution provides a financial institution’s customer with round the clock access to their financial information and the ability to complete account transactions such as transferring funds, applying for loans, and accessing information about products and services. The product supports both touch-tone keypad response or natural language speech recognition.

•	Contact Center Management. Our contact center management solution is comprised of an enhanced Automatic Call Distributor (ACD) designed to provide sophisticated routing of telephone contacts and other forms of electronic media and agent workflow software used to manage a broad range of client services and marketing needs of a financial institution.

•	Voice Over IP. Our voice over IP product provides a financial institution with a reliable and economical voice communication solution to meet the needs of a multi-site organization.

Outsourcing Services

      We have the capability to host a client’s data processing functions at our outsourcing centers, giving the client the benefit of our products and services without having to maintain personnel to develop, update and run these systems and without having to make large initial expenditures. Our outsourcing centers currently host applications for 160 financial institutions, including clients who use our core software and clients who use one or more of our Internet banking, ATM, cView, check imaging, cash management, collections, ACH processing and check and item processing products.

Training, Maintenance and Support Services

      Installation and Training. We provide comprehensive installation and training services in connection with the purchase of in-house systems and for new outsourcing center clients. The complete installation process of a core system typically includes planning, design, data conversion and testing.

      Both in connection with installation of new systems and on an ongoing basis, our clients need, and we provide, extensive training services and programs related to our products and services. Training can be provided in our training centers, at meetings and conferences or onsite at our clients’ locations, and can be customized to meet our clients’ requirements. The large majority of our clients acquire additional training services, both to improve their employees’ proficiency and productivity and to make full use of the functionality of our systems.

      Professional Services. Our professional service organization provides services on a contract basis such as operational reviews, which leverage the best practices of our clients to improve operational efficiency and effectiveness across our entire client base.

      Support Services. We provide immediate telephone response service during normal working hours and on-call support 24 hours a day, seven days a week for all components of our solution. In addition, we offer remote product support services whereby our support team directly connects in a secure environment to our client’s server to troubleshoot or perform routine maintenance.

Clients

      We serve financial institutions of all sizes, however, the majority of our clients are commercial banks and thrifts with under $20 billion of assets and credit unions of all sizes. The majority of our clients are located in the United States, although we also have clients in several foreign countries. As of December 31, 2003, approximately 1,300 financial institutions were using one or more of our products. No client accounted for more than 10% of our revenues in the fiscal years ended December 31, 2003 and December 31, 2002.

Sales and Marketing

      We have established a multi-channel distribution and sales network. We sell and license our products directly to end-users through our direct sales force and indirectly through resellers, including third-party outsourcing centers. In addition, we support our direct and indirect sales efforts through strategic marketing relationships and public relations programs, trade shows and other marketing activities. We operate primarily in one geographical area, the United States.

Direct Sales

      We market our products primarily through a direct sales force which is split between our sales personnel who sell our core software and those who sell our complementary products. As of March 5, 2004, our direct sales force was comprised of 32 salespersons, 15 of which were selling our core software, and 17 of which were selling our complementary products. In addition, our sales group is complemented by application specialists, all of whom have extensive experience in banking technology and provide pre-sales support to potential clients on product information and deployment capabilities. Each client is also assigned an account manager who is that client’s primary contact at Open Solutions, recommends complementary products suitable for that client’s business and works with our sales group to generate sales.

      In December 2003, we split our sales group for core software into two distinct areas of focus; one for the banking industry and one for the credit union industry. We believe that this distinction will facilitate the ongoing effort to design, develop and build better technology products aimed at the specific needs of the banking and credit union industries.

Indirect Sales

      We supplement our direct sales force with a range of resellers who sell our complementary products in conjunction with their own products and services. These resellers include a range of hardware and software vendors and permit us to better address specific geographical markets, including those outside the United States, and potential clients reliant on existing third-party core solutions.

      Historically, a significant portion of financial institutions have chosen to satisfy their information technology needs through third-party outsourcing centers. In addition to our own technology outsourcing centers, we have entered into software license and marketing agreements with BISYS and COCC. Under our agreements with these strategic marketing partners, we receive license fees based on the asset size of the financial institution using our applications. We have recently expanded our relationship with BISYS. BISYS has the right to provide outsourcing services using our The Complete Banking Solution software to banks in the United States. Under the amended agreement, BISYS has also agreed to pay us minimum license fees and must achieve minimum sales requirements, as well as pay us annual maintenance fees for each of their clients that uses one or more of our products or services. In exchange, we have agreed not to compete with BISYS for the provision of outsourcing services to banks in the United States through September 2005 and thereafter (so long as BISYS continues to pay us the required minimum fees and meet the required minimum sales) and we have agreed not to enter into similar reseller agreements with any one of six named competitors of BISYS before March 1, 2005. Our agreement with COCC provides it with the right to provide services using our The Complete Banking Solution software to banks in ten states, primarily in the northeastern and mid-Atlantic United States. In February 2004, we entered into an agreement with COCC, which provides for the license and resell of our e-Commerce Banker suite of electronic banking and cash management products operated from their data center. During the fiscal year ended December 31, 2003, BISYS represented approximately $5.8 million, or 9.1%, of our total revenues, and COCC represented approximately $1.5 million, or 2.4%, of our total revenues. During the fiscal year ended December 31, 2002, BISYS represented approximately $2.9 million, or 6.5%, of our total revenues, and COCC represented approximately $1.3 million, or 2.9%, of our total revenues.

Marketing

      Our marketing program includes:

•	direct mail,

•	telemarketing,

•	hosting an annual client conference,

•	advertising in banking and credit union trade journals and periodicals,

•	publishing articles and editorials,

•	speaking engagements, and

•	participating in seminars and trade shows.

Product Development

      We plan to continue to invest significant resources to maintain and enhance our current product and service offerings, and are continually developing new products that complement these offerings. For the years ended December 31, 2003, 2002 and 2001, product development expenses were $6.8 million, $6.2 million and $7.6 million, respectively. We have historically released two upgrades of existing products each year, and, since the beginning of fiscal year 2002, we have introduced a collections system, a safe deposit box system, a web-based business intelligence suite, a web-based imaging system and tools to facilitate the building and processing of interfaces between disparate systems, as well as several smaller modules. The collections system and safe deposit box system were market-driven additions to our core software suite. The business intelligence, web-based imaging systems and the interface tools were designed to exploit the uniqueness of our core architecture, but as with all of our complementary products, they work with other core solutions. We have several new products under development and plan to sell them to both our existing client base and new clients. Our clients also regularly advise us of new products and functionalities that they desire, which we take into account with respect to planning our research and development operations. As of March 5, 2004, we employed a staff of 90 development employees.

Competition

      The financial services software market is intensely competitive and subject to technological change. Competitors vary in size and in the scope and breadth of products and services offered. We encounter competition in the United States from a number of companies including Fiserv, Inc., Jack Henry & Associates, Inc., Fidelity National Financial Corporation and John H. Harland Company. We also compete against a number of smaller, regional competitors, as well as vendors of products that compete with one or more of our complementary products. Many of our current competitors have longer operating histories, larger client bases and greater financial resources than we do. In general, we compete on the basis of product architecture and functionality, service and support, including the range and quality of technical support, installation and training services, and product pricing in relation to performance and support.

Intellectual Property and Other Proprietary Rights

      We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Our license agreements contain provisions which limit the number of users, state that title remains with Open Solutions and protect confidentiality. We presently have no patents or patent applications pending.

      Open Solutions Inc., The Complete Banking Solution, The Complete Credit Union Solution and Bank-on-it are registered trademarks, and eCommerce Banker and eCommerce Mart are trademarks of ours. Open Solutions Inc. is also a service mark of ours. All other trade names and trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

Employees

      As of March 5, 2004, we had a total of 406 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Infrastructure

      Our communications and network equipment is located in both our corporate headquarters in Glastonbury, Connecticut and our offices in Atlanta, Georgia. We have preventive maintenance and disaster recovery plans, which include periodic equipment, software and disaster recovery testing, data monitoring and maintaining records of system errors. We have 24-hour monitoring and engineering support and emergency communication lines. In the event of an emergency, we have a contingency plan to provide services through a nationally recognized emergency service provider.

Item 2.	Properties

      We lease approximately 42,000 square feet of space in Glastonbury, Connecticut. We also lease approximately 4,000 square feet of space in Shelton, Connecticut, approximately 1,100 square feet of space in Simsbury, Connecticut, approximately 6,400 square feet of space in Marietta, Georgia, approximately 25,000 square feet of space in Atlanta, Georgia, approximately 1,800 square feet of space in Utica, New York, approximately 12,200 square feet of space in Wixom, Michigan and approximately 1,502 square feet in Mississauga, Ontario. Our Glastonbury, Simsbury and Shelton, Connecticut leases expire in 2005 and our Marietta, Atlanta, Wixom, Michigan, Mississauga, Ontario and Utica, New York leases expire in 2004. We believe our current facilities are sufficient to meet our needs through the fiscal year ending December 31, 2004, and we will either renew the leases with respect to our current facilities or move to new facilities at the expiration of the current lease terms.

Item 3.	Legal Proceedings

      We are from time to time a party to legal proceedings which arise in the normal course of business. We are not currently involved in any material litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the three months ended December 31, 2003, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposals, which were approved on October 17, 2003:

				Broker
Proposal	For(a)	Against	Abstentions	Non-Votes

1. To elect our board of directors: Louis Hernandez, Jr., Douglas K. Anderson, Douglas C. Carlisle, David M. Clarke, David Dame, Samuel F. McKay, Carlos P. Naudon, William W. Neville, Gregory W. Thompson and Richard P. Yanak	13,193,004	n/a	n/a	n/a
2. To ratify PricewaterhouseCoopers LLP as our independent auditors	13,193,004	n/a	n/a	n/a
3. To approve a Certificate of Amendment to our Certificate of Incorporation to (i) increase the number of authorized shares of our common stock from 45,000,000 to 95,000,000, (ii) amend the officer and director indemnification and limitation on liability provisions, (iii) eliminate the ability of stockholders to take action by written consent and call a special meeting, as of the closing of our initial public offering, and (iv) amend the automatic conversion provisions of our preferred stock	13,193,004	n/a	n/a	n/a
4. To amend and restate our Certificate of Incorporation, to (i) eliminate all references to our preferred stock, (ii) authorize up to 5,000,000 shares of “blank check” preferred stock and (iii) elect to be governed by Section 203 of the Delaware General Corporation Law	13,193,004	n/a	n/a	n/a
5. To adopt our Amended and Restated By-Laws	13,193,004	n/a	n/a	n/a
6. To approve the automatic conversion of our preferred stock	13,193,004	n/a	n/a	n/a
7. To approve the classification of our board of directors	13,193,004	n/a	n/a	n/a
8. To adopt our 2003 Employee Stock Purchase Plan, upon the closing of our initial public offering	13,193,004	n/a	n/a	n/a
9. To adopt our 2003 Stock Incentive Plan	13,193,004	n/a	n/a	n/a
10. To amend our 2000 Stock Incentive Plan to provide for a maximum number of shares which may be issued under it	13,193,004	n/a	n/a	n/a
11. To ratify prior corporate acts	13,193,004	n/a	n/a	n/a

      During the three months ended December 31, 2003, we also solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposal, which was approved on November 7, 2003:

1. To amend the Certificate of Amendment previously approved by our stockholders and described in number 3 above to effect a one-for-1.45 reverse split of our common stock	12,568,873	n/a	n/a	n/a

(a)	Share numbers reflect preferred stock voting with the common stock on an as-converted basis. These numbers do not reflect the one-for-1.45 reverse stock split of all of our outstanding shares of common stock effected on November 24, 2003.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Since November 26, 2003, our common stock has traded on the Nasdaq National Market under the symbol “OPEN.” On March 23, 2004, the closing sale price of our common stock was $22.00 per share. The high and low sales prices for our common stock for the period from November 26, 2003 through the end of the fourth quarter of 2003 (December 31, 2003) were $15.65 and $19.78, respectively.

      As of March 23, 2004, there were approximately 102 record holders of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

      We have never paid cash dividends. We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

      Set forth below is information regarding shares of common stock and preferred stock issued, and options and restricted stock awards granted, by us during the year ended December 31, 2003. Also included is the consideration, if any, received by us for those shares, and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

Issuance of Capital Stock

      On July 1, 2003, we issued 133,195 shares of common stock to Liberty FiTech Systems, Inc. in connection with the acquisition of substantially all of the assets of Liberty FiTech Systems, Inc. by one of our subsidiaries. Liberty FiTech Systems, Inc. was an accredited investor. No underwriters were involved in this sale. We issued these securities in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from registration.

Stock Option and Restricted Stock Grants

      During the year ended December 31, 2003, we granted stock options to purchase 663,737 shares of our common stock at a weighted average exercise price of $4.32 per share to our employees.

      During the year ended December 31, 2003, we issued and sold an aggregate of 7,942 shares of our common stock, for aggregate consideration of approximately $10,700, upon the exercise of stock options granted under our 1994 Stock Option Plan and our 2000 Stock Incentive Plan.

      On May 7, 2003, we issued an aggregate of 680,530 shares of common stock to nineteen employees pursuant to our 2000 Stock Incentive Plan. Each of the nineteen employees executed a Stock Restriction Agreement that placed restrictions on the shares of common stock that were issued. These contractual restrictions lapsed upon the completion of our initial public offering. Of these 680,530 shares of common stock, 180,000 were registered pursuant to the Securities Act of 1933 on our Registration Statement on Form S-1 and sold in our initial public offering.

      The issuance of stock options and the common stock issuable upon the exercise of stock options and the issuance of restricted stock described above was pursuant to written compensatory plans or arrangements with the our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, as well as Section 4(2) of the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. No underwriters or placement agents were involved in the foregoing issuances and sales.

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

      On December 2, 2003, we completed an initial public offering of 5,750,000 shares of our common stock, par value $.01 per share, at a price to the public of $17.00 per share. Of the shares sold in the IPO,

•	5,570,000 shares were sold by us, including 750,000 shares purchased by the underwriters upon exercise of their over-allotment option, and

•	180,000 shares were sold by selling stockholders.

      The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-108293), which was declared effective by the Securities and Exchange Commission on November 25, 2003. Bear Stearns & Co. Inc., Friedman Billings Ramsey & Co., Inc. and U.S. Bancorp Piper Jaffray Inc. were the managing underwriters of the IPO. We and the selling stockholders paid the underwriters approximately $6.6 million and $214,200, respectively, in underwriting discounts and commissions. We incurred other expenses in connection with the offering as follows:

SEC Registration Fee	$6,068
NASD Filing Fee	10,275
Nasdaq National Market Listing Fee	104,416
Accounting Fees and Expenses	611,000
Legal Fees and Expenses	553,258
Printing Expenses	253,892
Miscellaneous	5,953

Total	$1,544,862

      Payments of expenses were to persons other than our directors or officers (or their associates), persons owning 10% or more of our equity securities, or our affiliates.

      After these expenses, the net proceeds to us from the IPO were approximately $86.4 million.

      From November 25, 2003 through December 31, 2003, we used $4.6 million of the proceeds for repayment of indebtedness and $1.8 million for the repurchase of shares of common stock from Liberty FiTech Systems, Inc.. The remainder of the proceeds were invested in short term commercial paper and corporate bonds. Payments of proceeds were to persons other than our directors or officers or their associates, persons owning 10% or more of our equity securities, or our affiliates.

Item 6.	Selected Financial Data

      The selected financial data set forth below are derived from our audited financial statements. Since June 2000, we have acquired six businesses, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. These acquisitions have significantly affected our revenues, results of operations and financial condition. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.

      The historical results presented below are not necessarily indicative of the results to be expected for any future period. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software license	$21,391	$13,449	$9,971	$8,595	$5,347
Service, maintenance and hardware	42,461	30,896	17,295	11,625	8,705

Total revenues	63,852	44,345	27,266	20,220	14,052

Cost of revenues:
Software license	5,341	3,152	1,592	2,165	1,566
Service, maintenance and hardware	23,540	18,430	10,084	7,229	6,261

Total cost of revenues	28,881	21,582	11,676	9,394	7,827

Operating expenses (including restricted stock expense and related taxes of $3,444 for the year ended December 31, 2003)	33,471	25,773	25,929	26,152	11,260

Income (loss) from operations	1,500	(3,010)	(10,339)	(15,326)	(5,035)
Interest income and other, net	43	145	428	661	320

Income (loss) before income taxes	1,543	(2,865)	(9,911)	(14,665)	(4,715)
Income tax (provision) benefit	(234)	(32)	250	—	—

Net income (loss)	1,309	(2,897)	(9,661)	(14,665)	(4,715)
Preferred stock accretion charge	(31,500)	—	—	—	—

Net loss attributable to common stockholders	$(30,191)	$(2,897)	$(9,661)	$(14,665)	$(4,715)

Net loss per common share
— Basic	$(7.74)	$(1.18)	$(4.71)	$(7.42)	$(2.92)
— Diluted	(7.74)	(1.18)	(4.71)	(7.42)	(2.92)
Weighted average common shares used to compute net loss per common share
— Basic	3,903	2,453	2,051	1,977	1,616
— Diluted	3,903	2,453	2,051	1,977	1,616

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$84,953	$11,414	$11,552	$8,522	$5,225
Working capital	73,084	1,486	3,261	5,051	3,008
Total assets	133,071	35,839	33,745	20,905	10,027
Long-term debt, current portion	—	750	748	—	—
Long-term debt, less current portion	—	700	—	—	—
Mandatorily redeemable convertible preferred stock	—	31,100	31,100	20,084	—
Redeemable convertible preferred stock	—	26,480	26,480	24,744	24,740
Stockholders’ equity (deficit)	105,419	(43,261)	(40,699)	(33,751)	(19,204)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are derived from, our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Important factors that could cause these differences include those described in “Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K.

      We use the terms “Open Solutions,” “we,” “us” and “our” to refer to the business of Open Solutions Inc. and our subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Overview

      We are a provider of software and services that allow financial institutions to compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that perform a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. Our complementary products and services supplement our core software to provide our clients with fully-integrated business intelligence, customer relationship management, or CRM, check imaging, Internet banking and cash management, general ledger and profitability, loan origination, interactive voice solutions and check and item processing functions. Our software can be operated either by the financial institution itself, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. Substantially all of our historical revenue has been generated through the licensing of our core software and our complementary products and the provision of related services and maintenance to small and mid-size commercial banks and thrifts and credit unions of all sizes.

      We derive revenues from two primary sources:

•	sales of licenses for our core software and complementary products, and

•	fees from installation, training, maintenance and support services, as well as fees generated from our outsourcing centers and the outsourcing centers hosted by our resellers.

      Our revenues have grown from approximately $14.1 million in 1999 to approximately $63.9 million in 2003. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, through which we have developed and acquired new products and services and have expanded the number of clients using one or more of our products to approximately 1,300 financial institutions as of December 31, 2003.

      Software license revenue includes fees received from the licensing of application software. We license our proprietary software products under standard agreements which typically provide our clients with a perpetual non-exclusive, non-transferable right to use the software for a single financial institution upon payment of a license fee.

      We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, modifying and updating the software and providing outsourcing services. Our software license agreements typically provide for five years of support and maintenance. We perform outsourcing services through our two outsourcing centers and our check and item processing centers. Revenues from outsourcing center services and the check and item processing centers are derived from monthly usage fees, typically under three to five-year service contracts with our clients.

      We derive other revenues from hardware sales and client reimbursement of out-of-pocket costs. We have entered into agreements with several hardware manufacturers under which we sell computer hardware and related services, primarily to our check imaging clients. Client reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel.

      We expect that our revenues from installation, training, maintenance, support services, our outsourcing centers and the outsourcing centers hosted by our resellers will continue to expand as our base of clients expands. Our maintenance revenues are the largest of these revenue components, and we expect that these revenues, due to their recurring nature, will continue to be a significant portion of our total revenue as our client base grows.

      We anticipate that the revenue from outsourcing centers hosted by our resellers will comprise a greater proportion of total revenues in future periods due to the expansion of our relationship with BISYS, Inc. Pursuant to our agreement with BISYS signed on September 30, 2003, BISYS has agreed to pay us aggregate minimum license fees of approximately $27.7 million through June 2006, including $7.2 million in fiscal year 2004. BISYS is obligated to pay us these license fees in quarterly installments.

      In November 2000, Enserv, Inc., a small consulting firm, filed a complaint against us, alleging that we breached the terms of a value-added reseller agreement. As of December 31, 2002, we had accrued $50,000 related to this complaint. On October 31, 2003, we and Enserv settled this complaint. Pursuant to the settlement, which includes mutual releases of the parties: (1) we made a payment to Enserv in the amount of $233,333; and (2) we and Enserv entered into a consulting agreement whereby Enserv is obligated to provide technical consulting services to us for two years for which Enserv will be paid $133,333 per year. Based on the terms of this agreement, we have recorded a settlement expense of $183,333 in the third quarter of 2003, and we are expensing the remaining $266,666 consulting fees ratably during the twenty-four month contract term. We have the right to cancel the consulting agreement if Enserv does not perform under the terms of the agreement.

      In May 2003, we issued an aggregate of 680,530 shares of common stock to 19 of our employees under our 2000 Stock Incentive Plan. The shares of common stock issued to each of these individuals vested at the end of seven years or vest immediately upon a change in control or initial public offerings. Prior to the closing of the initial public offering, we were recording a charge each quarter of approximately $117,000 based on amortization over seven years. This charge was accelerated on the completion of the initial public offering, resulting in a non-cash charge to our statement of operations in the fourth quarter of 2003 of approximately $3.0 million for the unamortized balance of deferred compensation. We also recorded employer tax expense of approximately $168,000 related to the restricted stock.

      In the second, third and fourth quarters of 2003, certain grants of stock options were made at exercise prices less than the fair market value of our common stock and, as a result, we recorded approximately $49,000, $98,000 and $99,000 of stock compensation expense, respectively. We will continue recording a charge each quarter of $101,000 based on amortization over the four-year vesting period of these stock options.

      The conversion formula for the Series F preferred stock provided for adjustment of the Series F preferred stock conversion price in the event that our initial public offering price was less than $27.03 per share. The holders of Series F preferred stock received shares of common stock with an aggregate value of approximately

$62,600,000. The recorded value of the Series F preferred stock was $31,100,000 and as a result, on the closing of our initial public offering, we recorded an accretion charge of $31,500,000 in stockholders’ equity (deficit). This accretion charge resulted in a non-cash deduction from income attributable to holders of our common stock and a deduction in related earnings per share.

      On February 24, 2004, we acquired Maxxar Corporation for cash consideration of $6.5 million. In connection with the acquisition, we incurred approximately $175,000 of acquisition related cost. This acquisition will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired. This acquisition expanded our complementary product offerings to include a comprehensive suite of interactive voice information solutions and computer telephony integration products.

Results of Operations

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Statement of Operations Data:
Revenues:
Software license	$21,391	$13,449	$9,971
Service, maintenance and hardware	42,461	30,896	17,295

Total revenues	63,852	44,345	27,266
Cost of revenues:
Software license	5,341	3,152	1,592
Service, maintenance and hardware	23,540	18,430	10,084

Total cost of revenues	28,881	21,582	11,676
Operating expenses:
Sales and marketing	10,729	9,533	8,771
Product development	6,854	6,223	7,643
General and administrative (includes restricted stock expense and related taxes of $3,444 for the year ended December 31, 2003)	15,888	10,017	9,068
In-process research and development	—	—	447

Total operating expenses	33,471	25,773	25,929

Income (loss) from operations	1,500	(3,010)	(10,339)
Interest income and other, net	43	145	428

Net income (loss) before income taxes	1,543	(2,865)	(9,911)
Income tax (provision) benefit	(234)	(32)	250

Net income (loss)	$1,309	$(2,897)	$(9,661)

	Year Ended December 31,

	2003	2002	2001

As a Percentage of Revenues:
Revenues:
Software license	33.5	30.3	36.6
Service, maintenance and hardware	66.5	69.7	63.4

Total revenues	100.0	100.0	100.0

	Year Ended December 31,

	2003	2002	2001

Cost of revenues:
Software license	8.4	7.1	5.8
Service, maintenance and hardware	36.9	41.6	37.0

Total cost of revenues	45.3	48.7	42.8
Operating expenses:
Sales and marketing	16.8	21.5	32.2
Product development	10.7	14.0	28.0
General and administrative	24.9	22.6	33.3
In-process research and development	—	—	1.6

Total operating expenses	52.4	58.1	95.1

Income (loss) from operations	2.3	(6.8)	(37.9)
Interest income and other, net	0.1	0.3	1.6

Net income (loss) before income taxes	2.4	(6.5)	(36.3)

Income tax (provision) benefit	(0.4)	(0.1)	0.9

Net income (loss)	2.0	(6.6)	(35.4)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Revenues. We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services and from hardware sales related to our check imaging business. Revenues increased 44.0% from $44.3 million for the year ended December 31, 2002 to $63.9 million for the year ended December 31, 2003. This increase was attributable primarily to a $6.9 million increase in licensing revenue from our core and complimentary products attributable to sales to new clients, cross sales to existing clients and an increase in license fees from BISYS. An increase of $6.9 million in our maintenance revenue, $1.7 million of which is from the Liberty FiTech Systems, Inc. business and $4.4 million in our outsourcing revenues, $2.5 million of which is from the Liberty FiTech Systems, Inc. business. The acquisition of Liberty FiTech Systems, Inc. on July 1, 2003 contributed an additional $2.7 million to revenues consisting primarily of license, service and hardware revenues for the year ended December 31, 2003. We expect that, due to the amendment of our agreement with BISYS, the proportion of revenues generated from our resellers will increase in the future.

      Cost of Revenues. Cost of revenues includes third party license fees and the direct expenses associated with providing our services such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 33.8% from $21.6 million for the year ended December 31, 2002 to $28.9 million for the year ended December 31, 2003. The increase was due primarily to a $2.1 million increase in costs associated with maintenance, $1.1 million of which is from the Liberty FiTech Systems, Inc. business and a $1.5 million increase in costs associated with the growth of our outsourcing business, $1.2 million of which is from the Liberty FiTech Systems, Inc. business.. The Liberty FiTech Systems, Inc. business contributed an additional $2.0 million of license, service and hardware costs. Cost of revenues represented 48.7% of revenues for the year ended December 31, 2002 as opposed to 45.3% of revenues for the year ended December 31, 2003. Cost of revenues as a percentage of revenues decreased primarily because our revenues grew at a faster rate than our costs. In addition, we experienced a decrease in sales of low-margin hardware during the period. We expect that, due to the amendment of our agreement with BISYS, our cost of revenues as a percentage of revenues will continue to decrease, as margins generated by revenues from our resellers have historically been higher than those generated by other sources of revenue.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 12.5% from $9.5 million for the year ended December 31, 2002 to $10.7 million for the year ended December 31, 2003. This increase was due primarily to a incremental $1.0 million increase in sales and marketing expenses from owning the HNC business for a full year and owning Liberty FiTech Systems Inc. for six months in 2003. Sales and marketing expenses represented 21.5% of revenues for the year ended December 31, 2002 as opposed to 16.8% of revenues for the year ended December 31, 2003. Sales and marketing expenses as a percentage of revenues decreased primarily because we did not increase our sales or marketing expenses significantly, but revenues continued to grow. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase more significantly as a result of those acquisitions.

      Product Development. Product development expenses include salaries of personnel in our product development department, consulting fees and other related expenses. Product development expenses increased 10.1% from $6.2 million for the year ended December 31, 2002 to $6.9 million for the year ended December 31, 2003. This increase was due primarily to a $0.5 million increase in product development expenses from the Liberty FiTech Systems, Inc. business. Product development expenses represented 14.0% of revenues for the year ended December 31, 2002 as opposed to 10.7% of revenues for the year ended December 31, 2003. Product development expenses as a percentage of revenues decreased primarily because our major product lines are largely developed and therefore did not require incremental investment.

      General and Administrative. General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 58.6% from $10.0 million for the year ended December 31, 2002 to $15.9 million for the year ended December 31, 2003. The increase was due primarily to a $3.4 million expense related to the shares of restricted stock issued to certain employees as a result of the initial public offering and $1.2 million of expense from the acquisition of the Liberty FiTech Systems, Inc. business. In addition, there was a $0.5 million increase in accounting and legal fees, due primarily to non-recurring expenses associated with preparing for our initial public offering and settling an outstanding litigation matter. General and administrative expenses represented 22.6% of revenues for the year ended December 31, 2002 as opposed to 24.9% of revenues for the year ended December 31, 2003. General and administrative expenses as a percentage of revenues increased primarily because of the restricted stock charge mentioned above. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase more significantly as a result of those acquisitions.

      Interest and Other Income (Expense), net. Interest and other income (expense), net, decreased from $145,000 for the year ended December 31, 2002 to $43,000 for the year ended December 31, 2003. This decrease was due primarily to increased interest payments because of the debt incurred as a result of the acquisitions of Liberty FiTech Systems, Inc. and HNC Financial Solutions, as well as the draw down on our credit facility offset by interest earned on the investment of the proceeds of the initial public offering.

      Income Tax Benefit (Provision). Income tax provision increased 631.3% from $32,000 for the year ended December 31, 2002 to $234,000 for the year ended December 31, 2003. The increase was primarily because of increased profitability resulting in higher state and deferred tax expense related to the tax amortization of goodwill from the Liberty FiTech Systems Inc. acquisition.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues. Revenues increased 62.6% from $27.3 million for 2001 to $44.3 million for 2002. The increase in revenues was partly a result of a $4.8 million increase in maintenance revenues due to an increase in the size of our client base, as well as a $2.8 million increase in revenues from our outsourcing center. In addition, we acquired two businesses in 2001, which contributed revenue for the partial year in 2001 and the full year in 2002, and one business in 2002, which contributed revenue for the partial year in 2002. Our acquired businesses accounted for $11.7 million of revenues in 2002 as opposed to $1.9 million of revenues in 2001. This $9.8 million increase represented 57.4% of our total growth in revenues between 2001 and 2002.

      Cost of Revenues. Cost of revenues increased 84.8% from $11.7 million for 2001 to $21.6 million for 2002. The increase was due primarily to a $5.8 million increase in cost of revenues from the companies we acquired in 2002 and 2001. We also incurred an additional $1.5 million in costs in 2002 at our outsourcing center, which did not open until May 2001 and had more clients in 2002 than 2001. Cost of revenues represented 42.8% of revenues for 2001 as opposed to 48.7% of revenues for 2002. Cost of revenues as a percentage of revenues increased primarily due to the acquisition of the Imagic business in December 2001, which is hardware-intensive and has lower gross margins than our other products.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased 8.7% from $8.8 million for 2001 to $9.5 million for 2002. The increase was due primarily to an increase of $1.5 million in sales and marketing costs from the companies we acquired in 2002 and 2001, a $0.4 million increase in account management team expenses in 2002 partially offset by a $0.6 million reduction in personnel and related costs in our sales and pre-sales department and a $0.5 million reduction in marketing costs. Sales and marketing expenses represented 32.2% of revenues for 2001 as opposed to 21.5% of revenues for 2002. Sales and marketing expenses as a percentage of revenues decreased primarily due to the fact that we did not increase our sales and marketing expenses significantly as revenues continued to grow.

      Product Development. Product development expenses decreased 18.6% from $7.6 million for 2001 to $6.2 million for 2002. The decrease was due primarily to the fact that the $1.0 million annual amortization of our development cost of one of our e-commerce products ended in December 2001. Product development expenses represented 28.0% of revenues for 2001 as opposed to 14.0% of revenues for 2002. Product development expenses as a percentage of revenues decreased primarily because the amortization expense described above ended in 2001 and the development effort for our major products did not require as much investment in 2002 as it did in 2001.

      General and Administrative. General and administrative expenses increased 10.5% from $9.1 million for 2001 to $10.0 million for 2002. This increase was due primarily to a $1.1 million increase in general and administrative expenses associated with the companies we acquired in 2002 and 2001 offset by a $0.6 million decrease in compensation expense related to the elimination of an executive position. General and administrative expenses represented 33.3% of revenues for 2001 as opposed to 22.6% of revenues for 2002. General and administrative expenses as a percentage of revenues decreased primarily because our corporate overhead was sufficient to accommodate the needs of the organization as revenues increased.

      In 2001, we recorded a one-time charge of $447,000 related to in-process research and development acquired as part of the August 3, 2001 acquisition of Sound Software Development Inc. that had not yet reached technological feasibility and had no alternative use. There was no charge for acquired in-process research and development in 2002.

      Interest and Other Income, net. Interest and other income decreased 66.1% from $428,000 in 2001 to $145,000 in 2002. This decrease was due to lower average cash balances and lower interest rates.

      Income Tax Benefit (Provision). Income tax benefit was $250,000 in 2001 due to our research and development tax benefit from the State of Connecticut. Income tax provision was $32,000 in 2002. In 2002, our tax benefits were not sufficient to offset all of our state tax obligations.

Liquidity and Capital Resources

      At December 31, 2003, 2002 and 2001, we had cash and cash equivalents totaling $85.0 million, $11.4 million and $11.6 million, respectively.

      The following table sets forth the elements of our cash flow statement for the following periods:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net cash provided by (used in) operating activities	$10,069	$2,702	$(3,332)
Net cash used in investing activities	(17,582)	(2,280)	(5,606)
Net cash provided by (used in) financing activities	81,052	(560)	11,968

Cash from Operating Activities

      Cash provided by operations in the year ended December 31, 2003 was attributable to net income of $1.3 million, depreciation and amortization and other non-cash items, including restricted stock expense of $7.5 million and an increase in working capital of $1.2 million. Cash provided by operations for the year ended December 31, 2002 was attributable to a net loss of $2.9 million, depreciation and amortization and other non-cash items of $3.2 million and a decrease in working capital of $2.4 million primarily due to an increase in payments received from clients in advance of product and service delivery. Cash used in operations for the year ended December 31, 2001 was attributable to a net loss of $9.7 million, depreciation and amortization and other non-cash items of $3.6 million and a decrease in working capital of $2.8 million primarily due to an increase in payments received from clients in advance of product and service delivery and an improvement in collections of account receivables.

Cash from Investing Activities

      Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the years ended December 31, 2003, 2002 and 2001, were $1.5 million, $1.7 million and $2.2 million, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

      At December 31, 2003 we held $8.1 million in marketable securities.

      Additionally, net cash used in investing activities for the year ended December 31, 2003 also included the $8.0 million used for the acquisition of substantially all the assets of Liberty FiTech Systems, Inc. Net cash used in investing activities for acquisitions was $564,000 for the year ended December 31, 2002 and $3.4 million for the year ended December 31, 2001.

Cash from Financing Activities

      On December 2, 2003, we completed our initial public offering raising proceeds, net of expenses, of $86.4 million. For the year ended December 31, 2001, we obtained $12.0 million in funding, primarily through the issuance of shares of our preferred stock.

      In April 2003, we obtained a credit facility upon which we could draw an aggregate amount of $4.0 million. We had borrowed $1.7 million against the equipment portion of the facility, which was paid in full in December 2003 from the proceeds of the initial public offering. In February 2004, we terminated our credit facility. As of March 2004, we have no outstanding long term debt. For the years ended December 2003, 2002 and 2001 we made total payments of principal of $5.0 million, $748,000 and $91,000 respectively, to repay outstanding long term debt.

      We currently anticipate that our current cash balance and cash flow from operations will be sufficient to meet our presently anticipated capital needs for the next twelve months, but may be insufficient to provide funds necessary for any future acquisitions we may make during that time. To the extent we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders. To the extent we obtain additional debt financing, our debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge assets to secure our borrowings.

Off Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations as of December 31, 2003

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	546,000	468,000	78,000	—	—
Operating Leases	2,284,000	1,365,000	919,000	—	—

Total Contractual Obligations	2,830,000	1,833,000	997,000	—	—

Income Taxes

      At December 31, 2003, we had $43.2 million of federal net operating loss carryforwards that begin expiring in 2007 and had $35.8 million of state net operating loss carryforwards that begin to expire in 2004. At December 31, 2003, we had $513,000 of federal research and development credit carryforwards that begin to expire in 2007; $355,000 of state research and development carryforwards with an unlimited carryforward period; and $405,000 of state non-research and development carryforwards that begin expiring in 2004.

      For the year ended December 31, 2001, we recorded a Connecticut tax benefit of $250,000 in the Statement of Operations. The benefit is the result of Connecticut legislation which allowed us to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future years.

      As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating loss and tax credit carryforwards. We experienced such an ownership change in December 1995 which limits approximately $3.2 million of federal net operating loss carryforwards and $149,000 of research tax credits to a $307,000 annual Section 382 limitation. Our initial public offering caused an additional ownership change under Section 382 however, management believes that the initial public offering did not cause any additional Section 382 limitation. As a result of future issuance of, sales of, and other transactions involving our common stock, we may experience an ownership change in the future, which could cause such federal net operating losses and tax credit carryforwards to be subject to limitation under Section 382.

Acquisitions

      Since June 2000, we have expanded our product offerings and client base through the acquisition of six businesses. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.

      On June 16, 2000, we purchased certain assets and liabilities of Global Payment Systems LLC for a purchase price of $836,000, consisting of $635,000 in cash and 21,460 shares of our Series F preferred stock. This acquisition was recorded under the purchase method with the total consideration allocated to the fair value of the assets acquired, including purchased technology of $1.0 million. This acquisition provided us with a web-based cash management system and other products and clients.

      On August 3, 2001, we acquired Sound Software Development, Inc. for a purchase price of $3.0 million, consisting of $1.7 million in cash, 80,472 shares of our Series G preferred stock and 55,496 shares of our common stock. In conjunction with this acquisition, we incurred $113,000 of acquisition related costs. This acquisition was recorded under the purchase method with the total consideration allocated to the fair value of the assets acquired, including purchased technology of $832,000, goodwill of $1.6 million and other intangibles of $196,000. Additionally, we recorded a charge of $447,000 related to in-process research and development. This acquisition expanded our complementary product offering to include loan origination software and expanded our client base.

      On December 14, 2001, we acquired Imagic Corporation for a purchase price of $4.2 million, consisting of $1.8 million in cash and 314,486 shares of our common stock. Our assumed liabilities included a note payable of $748,000 that was subsequently paid in full in January 2002. In conjunction with this acquisition, we incurred $120,000 of acquisition related costs. This acquisition was recorded under the purchase method with the total consideration allocated to the fair value of the assets acquired, including purchased technology of $1.9 million, goodwill of $4.0 million and other intangibles of $80,000. This acquisition expanded our complementary product offering to include check imaging software and services and expanded our client base.

      During 2002, we acquired business operations from HNC Financial Solutions, Inc. On March 29, 2002, we acquired certain intellectual property rights of HNC Financial Solutions, Inc. and assumed the related future software maintenance and support obligations in exchange for a $500,000 promissory note. This note was paid in full in December 2003 with the proceeds from the initial public offering. We concurrently entered into a license and service agreement with the seller for the HNC Profit Manager software in exchange for $564,000 in cash. In conjunction with this acquisition, we incurred $39,000 of acquisition related costs. This acquisition expanded our complementary product offering to include financial accounting, asset/ liability management and financial planning products, and expanded our client base and product offerings.

      On October 31, 2002, we purchased the intellectual property rights that had been licensed in the March 2002 HNC Financial Solutions transaction, plus accounts receivable and related future software maintenance and support obligations for a $950,000 promissory note. This note was paid in full in December 2003 with the proceeds from the initial public offering. The combined transaction was recorded under the purchase method with the purchase price allocated to the fair value of the assets acquired, including purchased technology of $1.2 million and goodwill of $772,000. This acquisition expanded our financial product offering to include profitability analysis.

      On July 1, 2003, we acquired substantially all of the assets of Liberty FiTech Systems, Inc. and assumed certain liabilities and the related future software maintenance and support obligations for consideration of $11.7 million, consisting of $8.0 million in cash, a $1.9 million promissory note and 133,195 shares of our common stock. The 133,195 shares of common stock issued to Liberty FiTech Systems, Inc. were subject to a put and call agreement, in which Liberty FiTech Systems, Inc. had the right to require us to purchase the shares at a price of $13.51 per share, and we had the right to require Liberty FiTech Systems, Inc. to sell these shares to us at a price of $13.51 per share. On September 3, 2003, FS Acquisition, Inc., the successor-in-interest to Liberty FiTech Systems, Inc., exercised its put right pursuant to this put and call agreement with respect to these shares. On December 2, 2003, we purchased these 133,195 shares at a price of $13.51 per share, or an aggregate of approximately $1.8 million. The note was paid in full in December 2003 with the proceeds from the initial public offering. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired, including purchased technology of $530,000, goodwill of $4.8 million and other intangible assets of $6.7 million. We view this acquisition as an opportunity to increase our core data processing client base among credit unions and to increase the recurring revenue component of our revenues.

      On February 24, 2004, we acquired Maxxar Corporation for a cash price of $6.5 million. In connection with the acquisition, we incurred approximately $175,000 of acquisition related costs. This acquisition will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and goodwill. This acquisition expanded our complementary product offerings to include a comprehensive suite of interactive voice information solutions and computer telephony integration products.

Recently Issued Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses revenue recognition for arrangements with multiple deliverables which should be considered as separate units of accounting if the deliverables meet certain criteria as described in EITF 00-21. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Early adoption is permitted. The adoption of this standard on July 1, 2003, did not have a material impact on our financial statements.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). FIN 46R defers the effective date of FIN 46 until the scope of the American Institution of Certified Public Accountants’ (“AICPA”) accounting and auditing guide is clarified. We have no interest in an entity which would qualify as a variable interest entity. As a result, the adoption of this standard will not have a material impact on the accompanying financial statements.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, including mandatorily redeemable instruments, by now requiring those instruments to be classified as liabilities in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is effective for all interim periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on our other financial instruments.

      In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. This issue addresses revenue recognition for arrangements that include non-software deliverables, such as hardware, that are more than incidental to the products or services as a whole. The consensus indicates that, if the software is not essential to the functionality of the non-software deliverable, the non-software deliverable is excluded from the scope of SOP 97-2. We expect that the impact of applying EITF 03-5 on our gross margin will depend on the timing and magnitude of our hardware sales. Under EITF 03-5, hardware revenue, previously bundled with software and recognized on a percentage of completion basis, may be recognized upon delivery of the hardware. In certain cases, this may result in earlier recognition of revenue than when the revenue was recognized under the previous methodology. However, the completion of the check imaging arrangements are normally not of long duration, so this impact was not material.

      In December 2003, the SEC issued SAB No. 104, “Revenue Recognition.” SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the fourth quarter of 2003 had no material impact on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The critical accounting policies described below are those that are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

      We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, and from outsourcing center services and hardware sales related to our check imaging business.

      We recognize revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition. Under SOP 97-2, we recognize software license revenue when a noncancelable license agreement has been executed, fees are fixed and determinable, the software has been delivered, accepted by the client if acceptance is required by the contract and other than perfunctory, and collection is considered probable. The software licenses are sold in conjunction with professional services for installation, training, maintenance and support. For these arrangements, a portion of the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from renewal rates. Another portion of the contract value is then attributed to installation and training services based on estimated fair value, which is derived from rates charged for similar services provided on a stand-alone basis multiplied by estimated hours to complete. Our software license agreements generally do not require significant modification or customization of the underlying software, and accordingly, installation and training services are not considered essential to functionality. The remainder of the total contract value is then attributed to the software licenses based on the residual method described in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The estimated hours and hourly rate for installation and training services affect the timing and amount of revenue recognized from license fees and installation and training services. Due to the uncertainties inherent in the estimation process, actual hours to complete installation and training services or the estimated hourly rate of these services may differ from estimates. If customization of our software is required, we recognize revenue using the percentage-of-completion method. The complexity of some software license agreements requires us to routinely apply judgments regarding the application of software recognition accounting principles to specific agreements and transactions.

      Revenues from software maintenance are typically generated under five-year agreements and are recognized ratably over the life of the agreements. Revenues from installation and training services are recognized as services are performed. We calculate revenue recognition for installation and training services based on the ratio of hours incurred to estimated total hours for the project. Accordingly, we must estimate the hours to complete the installation and training, and it is possible that estimates may be revised. These revisions are recognized in the period in which the revisions are determined, and changes in these estimates could have a material effect on our financial statements.

      Deferred revenue is comprised of payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred revenue relates primarily to cash received for maintenance contracts in advance of services performed, which is recognized as revenue ratably as services are performed. Deferred costs are comprised of costs incurred prior to the recognition of related revenue.

      Data center revenues associated with allowing customers to utilize our software products on an outsourced basis are recognized in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Revenues associated with installation of data center arrangements are recognized as services are performed, and revenues from data center services are recognized over the term of the arrangement, typically three to five years. The total contract value is allocated based on the relative fair value of the installation and data center services.

      We are receiving payments under certain license and marketing agreements with resellers. We have provided a master license to our two primary resellers BISYS, Inc. and Connecticut On-Line Computer Center, Inc., or COCC, and do not have any other continuing obligation to provide additional products or services, other than the provision of client support and maintenance. We recognize revenue when the revenue recognition criteria under SOP No. 97-2 are met, including when evidence of an arrangement exists, fees are fixed and determinable, collectibility is reasonably assured, and delivery has occurred.

      We recognize hardware revenue related to our check imaging products on a percentage-of-completion basis because installation services related to these arrangements and the software related to these arrangements are considered essential to the functionality of certain of the hardware. Percentage-of-completion for services related to our check imaging product arrangements is measured by the total hours incurred to date for each contract compared to the estimated total hours to complete that contract. We record provisions for estimated losses on contracts in the period in which such losses become known. Changes in estimates of sales, costs, and profits are recognized in the period which they are determined using the cumulative catch-up method of accounting. If the software is not essential to the functionality of the hardware, we recognize hardware revenue upon delivery.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The amount of our reserve is based on historical experience and our analysis of the accounts receivable balance outstanding. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Stock Compensation

      We apply the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and comply with the disclosure provisions of statement of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure. Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option. The calculation of the intrinsic value of a stock award is based on management’s estimate of the fair value of our common stock. Changes in this estimate could have a material impact on stock compensation expense in our financial statements.

Software Development Costs

      Software development costs for new software products and additional modules for existing software are expensed as incurred until technological feasibility is established, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Technological feasibility is established when a working model of the product has been completed and completeness of the working model and its consistency with the product design has been confirmed by testing. Internal software development costs qualifying for capitalization under SFAS No. 86 have not been significant.

Accounting for Purchase Business Combinations

      All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of the acquired company’s then-current assets, purchased technology, property and equipment and liabilities. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed has been allocated to goodwill. The fair value of amortizable intangibles, primarily consisting of purchased technology, was determined using an estimate of discounted future cash flows related to the technology. Actual future cash flows from purchased technology could differ from estimated future cash flows. The allocation between amortizable intangibles and goodwill impacts future amortization expense in the financial statements.

      We amortize intangibles over their estimated economic lives. While we believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future operating results.

Long-Lived Assets, Intangible Assets and Goodwill

      We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and

•	significant negative industry or economic trends.

      We also perform an annual impairment test of goodwill in accordance with SFAS No. 142, Goodwill and Intangible Assets. We assess potential impairment based on a number of factors including past operating results, budgets, economic projections, market trends, product development cycles, and estimated future cash flows. Changes in these assumptions and estimates could cause a material impact on our financial statements.

Factors That May Affect Future Results

      The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

We are dependent on the banking and credit union industry, and changes within that industry could reduce demand for our products and services.

      The majority of our revenues are derived from financial institutions in the banking and credit union industry, primarily small to mid-size banks and thrifts and credit unions of all sizes, and we expect to continue to derive substantially all of our revenues from these institutions for the foreseeable future. Unfavorable economic conditions adversely impacting the banking and credit union industry could have a material adverse effect on our business, financial condition and results of operations. For example, financial institutions in the banking and credit union industry have experienced, and may continue to experience, cyclical fluctuations in profitability as well as increasing challenges to improve their operating efficiencies. Due to the entrance of non-traditional competitors and the current environment of low interest rates, the profit margins of commercial banks, thrifts and credit unions have narrowed. As a result, some banks have slowed, and may continue to slow, their capital spending, including spending on computer software and hardware, which can negatively impact license sales of our core and complementary products to new and existing clients. Decreases in or reallocation of capital expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures could adversely affect our business, financial condition and results of operations.

Consolidation in the banking and financial services industry could adversely impact our business by eliminating a number of our existing and potential clients.

      There has been and continues to be merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our clients and potential clients. A smaller market for our services could have a material adverse impact on our business and results of operations. In addition, it is possible that the larger banks or financial institutions which result from mergers or consolidations could decide to perform themselves some or all of the services which we currently provide or could provide. If that were to occur, it could have a material adverse impact on our business and results of operations.

Our success depends on decisions by potential clients to replace their legacy computer systems, and their failure to do so would adversely affect demand for our products and services.

      We primarily derive our revenues from two sources: license fees for software products and fees for a full range of services complementing our products, including outsourcing, installation, training, maintenance and support services. A large portion of these fees are either directly attributable to licenses of our core software system or are generated over time by clients using our core software. Banks and credit unions historically have been slow to adapt to and accept new technologies. Many of these financial institutions have traditionally met their information technology needs through legacy computer systems, in which they have often invested significant resources. As a result, these financial institutions may be inclined to resist replacing their legacy systems with our core software system. Our future financial performance will depend in part on the successful development, introduction and client acceptance of new and enhanced versions of our core software system and our other complementary products. A decline in demand for, or failure to achieve broad market acceptance of, our core software system or any enhanced version as a result of competition, technological change or otherwise, will have a material adverse effect on our business, financial condition and results of operations.

If we fail to expand our outsourcing business and other sources of recurring revenue, we may be unable to successfully implement our business strategy.

      We can host a financial institution’s data processing functions at our outsourcing centers. Our outsourcing centers currently serve clients using our core software and our Internet banking, ATM, cView, cash management, collections, automated clearing house, or ACH, processing, and check and item processing products. In the future, we plan to offer all of our products in our outsourcing centers and continue to market our outsourcing services aggressively.

      Our outsourcing services provide a source of recurring revenue which can grow as the number of accounts processed for a client increases. We also seek to generate recurring revenue through our licensing model, which generates additional fees for us as a client’s business grows or it adds more software applications, as well as through the provision of maintenance, support and other professional services. Our maintenance revenues are the largest of these revenue components, and we expect that these revenues will continue to be a significant portion of our total revenues as our client base grows due to their recurring nature. We anticipate that the revenue from outsourcing centers hosted by resellers will comprise a greater proportion of total revenues in future periods due to the amendment and restatement of our agreement with BISYS, Inc., which became effective as of September 1, 2003. To the extent we fail to persuade new or existing clients to purchase our outsourcing services or we are unable to offer some or all of our products to clients on an outsourced basis, we will be unable to implement our strategy and our revenue may be less predictable.

We have had few profitable quarters, and may never achieve sustained profitability.

      We were incorporated in May 1992 and did not release our first product until 1995. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with limited operating histories. Although we have been profitable in some recent quarters, we may not be profitable in future periods, either on a short or long-term basis. We incurred operating losses of approximately $3.0 million, $10.3 million and $15.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2003, we had an accumulated deficit of approximately $47.0 million. There can be no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.

If we fail to adapt our products and services to changes in technology or in the marketplace, we could lose existing clients and be unable to attract new business.

      The markets for our software products and services are characterized by technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render our existing products obsolete and unmarketable in short periods of time. We expect new products and services, and enhancements to existing products and services, to continue to be developed and introduced by others, which will compete with, and reduce the demand for, our products and services. Our products’ life cycles are difficult to estimate. Our future success will depend, in part, on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and to address the increasingly sophisticated needs of our clients. There can be no assurance that we will be successful in developing, marketing, licensing and selling new products or product enhancements that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products and product enhancements will adequately meet the demands of the marketplace and achieve market acceptance.

We encounter a long sales and implementation cycle requiring significant capital commitments by our clients which they may be unwilling or unable to make.

      The implementation of our core software system involves significant capital commitments by our clients. Potential clients generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software. Sales of our core processing software products require an extensive education and marketing effort throughout a client’s organization because decisions relating to licensing our core processing software generally involve the evaluation of the software by senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements.

      We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our core software product sales cycle generally ranges between six to nine months, and our implementation cycle for our core software generally ranges between six to nine months. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

•	our clients’ budgetary constraints,

•	the timing of our clients’ budget cycles and approval processes,

•	our clients’ willingness to replace their core software solution vendor,

•	the success and continued support of our strategic marketing partners’ sales efforts, and

•	the timing and expiration of our clients’ current license agreements or outsourcing agreements for similar services.

      If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays as discussed above, it could have a material adverse effect on our business, financial condition and results of operations.

We utilize certain key technologies from third parties, and may be unable to replace those technologies if they become obsolete or incompatible with our products.

      Our proprietary software is designed to work in conjunction with certain third-party software products, including Microsoft and Oracle relational databases. Although we believe that there are alternatives to these products generally available to us, any significant interruption in the supply of such third-party software could have a material adverse effect on our sales unless and until we can replace the functionality provided by these products. In addition, we are dependent upon these third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality provided by the third-party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated. The absence of, or any significant delay in, the replacement of that functionality could have a material adverse effect on our business, financial condition and results of operations. Furthermore, delays in the release of new and upgraded versions of third-party software products, particularly the Oracle relational database management system, could have a material adverse effect on our revenues and results of operations. Because of the complexities inherent in developing sophisticated software products and the lengthy testing periods associated with these products, no assurance can be given that our future product introductions will not be delayed.

We operate in a competitive business environment, and if we are unable to compete effectively, we may face price reductions and decreased demand for our products.

      The market for our products and services is intensely competitive and subject to technological change. Competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a number of sources, all of which offer core software systems to the banking and credit union industry. We expect additional competition from other established and emerging companies as the market for core processing software solutions and complementary products continues to develop and expand. We also expect that competition will increase as a result of software industry consolidation, including particularly the acquisition of any of our competitors or any of the retail banking system providers by one of the larger service providers to the banking industry. We encounter competition in the United States from a number of sources, including Fiserv, Inc., Jack Henry & Associates, Inc., Fidelity National Financial Corporation and John H. Harland Company, all of which offer core processing systems or outsourcing alternatives to banks, thrifts and credit unions. Some of our current, and many of our potential, competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, engineering, technical, marketing and other resources than we do. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in client demands or to devote greater resources to the development, promotion and sale of their products than we can.

      In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective clients. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. We expect that the banking and credit union software market will continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our technology. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and results of operations.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in volatility in our stock price.

      Our quarterly revenues, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations are due to several factors relating to the license and sale of our products, including:

•	the timing, size and nature of our licensing transactions,

•	lengthy and unpredictable sales cycles,

•	the timing of introduction and market acceptance of new products or product enhancements by us or our competitors,

•	the timing of acquisitions by us of businesses and products,

•	product and price competition,

•	the relative proportions of revenues derived from license fees and services,

•	changes in our operating expenses,

•	software bugs or other product quality problems, and

•	personnel changes and fluctuations in economic and financial market conditions.

      We believe that period-to-period comparisons of our results of operations are not necessarily meaningful. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in future quarters, our results of operations will be below the expectations of public market analysts and investors. In either case, the price of our common stock could be materially adversely affected.

We face a lengthy sales cycle for our core software, which may cause fluctuations in our revenues from quarter to quarter.

      We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 33.5% of revenues for the year ended December 31, 2003, 30.3% of revenues for the year ended December 31, 2002, and 36.6% of revenues for the year ended December 31, 2001. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.

Our level of fixed expenses may cause us to incur operating losses if we are unsuccessful in maintaining our current revenue levels.

      Our expense levels are based, in significant part, on our expectations as to future revenues and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, any significant shortfall of revenues in relation to our expectations would have an immediate and materially adverse effect on our business, financial condition and results of operations. In addition, as we expand we would anticipate increasing our operating expenses to expand our installation, product development, sales and marketing and administrative organizations. The time of such expansion and the rate at which new personnel become productive could cause material losses to the extent we do not generate additional revenue.

We rely on our direct sales force to generate revenue, and may be unable to hire additional sales personnel in a timely manner.

      We rely primarily on our direct sales force to sell licenses of our core software system. We may need to hire additional sales, client care and implementation personnel in the near-term and beyond if we are to achieve revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing sales, customer service and implementation personnel or will be able to attract, assimilate or retain additional highly qualified personnel in the future. If we are unable to hire or retain qualified sales personnel on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

We receive a portion of our revenues from relationships with strategic marketing partners, and if we lose one or more of these marketing partners or fail to add new ones it could have a negative impact on our business.

      We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, we expect that BISYS, Inc., a major national outsourcing center, and Connecticut On-Line Computer Center, Inc., or COCC, a major regional outsourcing center, will account for a meaningful portion of our revenues over time. During the year ended December 31, 2003, BISYS represented approximately $5.8 million, or 9.1%, of our total revenues, and COCC represented approximately $1.5 million, or 2.4%, of our total revenues. On September 30, 2003, we amended and restated our software license agreement with BISYS, Inc., effective as of September 1, 2003. We expect that, as a result of this amendment and restatement, in the future BISYS will account for a greater portion of our revenues than it has historically.

      Our strategic marketing partners pay us license fees based on the volume of products and services that they sell. If we lose one or more of our major strategic marketing partners, we may be unable in a timely manner, or at all, to replace them with another entity with comparable client bases and user demographics, which would adversely affect our business, financial condition and results of operations. In addition, we plan to supplement our existing distribution partners with other national and regional outsourcing centers. If we are unable to identify appropriate resellers and enter into arrangements with them for the outsourcing of our products and services to financial institutions, we may not be able to sustain or grow our business.

If we do not retain our senior management and other key employees, we may not be able to successfully implement our business strategy.

      We have grown significantly in recent years, and our management remains concentrated in a small number of key employees. Our future success depends to a significant extent on our executive officers and key employees, including our sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense and we compete for these personnel with other software companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain and motivate highly qualified personnel, and there can be no assurance that we will be able to do so. Any difficulty in hiring needed personnel could have a material adverse effect on our business, financial condition and results of operations.

We rely on internally developed software and systems as well as third-party products, any of which may contain errors and bugs.

      Our software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to correct. Our products involve integration with products and systems developed by third parties. Complex software programs of third parties may contain undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that errors will not be found in our existing or future products or third-party products upon which our products are dependent, with the possible result of delays in or loss of market acceptance of our products, diversion of our resources, injury to our reputation and increased service and warranty expenses and/or payment of damages.

We could be sued for contract or product liability claims and lawsuits may disrupt our business, divert management’s attention or have an adverse effect on our financial results.

      Failures in a client’s system could result in an increase in service and warranty costs or a claim for substantial damages against us. There can be no assurance that the limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of an applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, financial condition and results of operations. In addition, because many of our projects are business-critical projects for financial institutions, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to attract new business.

Government regulation of our business could cause us to incur significant expenses, and failure to comply with applicable regulations could make our business less efficient or impossible.

      The financial services industry is subject to extensive and complex federal and state regulation. Financial institutions, including banks, thrifts and credit unions, operate under high levels of governmental supervision. Our clients must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under federal and state truth-in-lending and truth-in-deposit rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Community Reinvestment Act, the Gramm-Leach-Bliley Act of 1999, the USA Patriot Act and other state and local laws and regulations. The compliance of our products and services with these requirements may depend on a variety of factors, including the product at issue and whether the client is a bank, thrift, credit union or other type of financial institution.

      Neither federal depository institution regulators nor other federal or state regulators of financial services require us to obtain any licenses. We are subject to examination by federal depository institution regulators under the Bank Service Company Act and the Examination Parity and Year 2000 Readiness for Financial Institutions Act. Although we believe we are not subject to direct supervision by federal and state banking agencies relating to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination.

      Federal, state or foreign authorities could also adopt laws, rules or regulations relating to the financial services industry that affect our business, such as requiring us or our clients to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted or modified with respect to the Internet, covering issues such as end-user privacy, pricing, content, characteristics, taxation and quality of services and products. Adoption of these laws, rules or regulations could render our business or operations more costly and burdensome or less efficient and could require us to modify our current or future products or services.

Our limited ability to protect our proprietary technology and other rights may adversely affect our ability to compete.

      We rely on a combination of copyright, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. There can be no assurance that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. We do not include in our products any mechanism to prevent unauthorized copying and any such unauthorized copying could have a material adverse effect on our business, financial condition and results of operations. We have no patents, and existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop products similar to ours. In addition, the laws of certain countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as the laws of the United States.

If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay royalties or enter into license agreements with third parties.

      Although we have never been the subject of a material intellectual property dispute, there can be no assurance that a third party will not assert that our technology violates its intellectual property rights in the future. As the number of software products in our target market increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any claims, whether with or without merit, could:

•	be expensive and time consuming to defend,

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property,

•	require us to redesign our products, if feasible,

•	divert management’s attention and resources, and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.

      There can be no assurance that third parties will not assert infringement claims against us in the future with respect to our current or future products or that any such assertion will not require us to enter into royalty arrangements (if available) or litigation that could be costly to us.

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions which may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

      Since 2000, we have acquired several businesses. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

•	the difficulty of integrating the operations and personnel of the acquired companies,

•	the maintenance of acceptable standards, controls, procedures and policies,

•	the potential disruption of our ongoing business and distraction of management,

•	the impairment of relationships with employees and clients as a result of any integration of new management and other personnel,

•	the inability to maintain a relationship with clients of the acquired business,

•	the difficulty of incorporating acquired technology and rights into our products and services,

•	the failure to achieve the expected benefits of the combination or acquisition,

•	expenses related to the acquisition,

•	potential unknown liabilities associated with acquired businesses, and

•	unanticipated expenses related to acquired technology and its integration into existing technology.

      If we are not successful in completing acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution. Any future acquisitions may not generate additional revenue for us.

If we fail to effectively manage our growth, our financial results could be adversely affected.

      We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $27.3 million in 2001 to approximately $44.3 million in 2002 to approximately $63.9 million in 2003. As of March 5, 2004, we had 406 employees, up from 278 as of December 31, 2002. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

The requirements of being a public company may strain our resources and distract management.

      As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We currently do not have an internal audit group. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and we cannot assure you that we will be able to do so in a timely fashion.]

The design of other core vendors’ software or their use of financial incentives may make it more difficult for clients to use our complementary products.

      Currently, some core software vendors design their software so that it is difficult or infeasible to use third-party complementary products, including ours. Some core software vendors use financial incentives to encourage their core software clients to purchase their proprietary complementary products. For example, in the past a core software vendor has charged disproportionately high fees to integrate third-party complementary products such as ours, thereby providing a financial incentive for clients of that vendor’s core software to use its complementary products. We have responded to this practice by emphasizing to prospective clients the features and functionality of our products, lowering our price or offering to perform the relevant integration services ourselves. We cannot assure you that these competitors, or other vendors of core software, will not begin or continue to construct technical, or implement financial, obstacles to the purchase of our products. These obstacles could make it more difficult for us to sell our complementary products and could have a material adverse effect on our business and results of operations.

Operational failures in our outsourcing centers could cause us to lose clients.

      Damage or destruction that interrupts our provision of outsourcing services could damage our relationship with our clients and may cause us to incur substantial additional expense to repair or replace damaged equipment. Although we have installed back-up systems and procedures to prevent or reduce disruption, we cannot assure you that we will not suffer a prolonged interruption of our data processing services. In the event that an interruption of our network extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. In addition, a significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients to choose service providers other than us.

Unauthorized disclosure of data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation or cause us to lose clients.

      In our outsourcing centers, we collect and store sensitive data, including names, addresses, social security numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If a person penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability or our business could be interrupted. Penetration of the network security of our outsourcing centers could have a negative impact on our reputation and could lead our present and potential clients to choose service providers other than us.

We may need additional capital in the future, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

      We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as:

•	taking advantage of growth opportunities, including more rapid expansion,

•	acquiring complementary businesses and products,

•	making capital improvements to increase our servicing capacity,

•	developing new services or products, and

•	responding to competitive pressures.

      In addition, we may need additional financing if we decide to undertake new sales and/or marketing initiatives, if we are required to defend or enforce our intellectual property rights, or if sales of our products do not meet our expectations.

      Any debt incurred by us could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, or redeem or repurchase our capital stock, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests we grant on our assets could limit our financial and business flexibility.

      Any additional capital raised through the sale of equity or convertible debt securities may dilute investor’s ownership percentage in us. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to raise additional capital, which could significantly limit our ability to implement our business plan. In addition, we may have to issue securities, including debt securities that may have rights, preferences and privileges senior to our common stock.

The price of our common stock may be volatile.

      In the past three years, technology stocks listed on the Nasdaq National Market have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock may fluctuate substantially, depending on many factors, some of which are beyond our control and may not be related to our operating performance. The fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time,

•	significant volatility in the market price and trading volume of financial services companies,

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts,

•	general economic conditions and trends,

•	major catastrophic events,

•	loss of a significant client or clients,

•	sales of large blocks of our stock, or

•	departures of key personnel.

      In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

If a substantial number of shares of our common stock become available for sale and are sold in a short period of time, the market price of our common stock could decline significantly.

      If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. As of March 23, 2004, we have 17,063,452 shares of common stock outstanding. In addition, as of March 23, 2004, we had options to purchase a total of 3,241,439 shares of our common stock outstanding under our 1994 Stock Incentive Plan, 2000 Stock Incentive Plan and 2003 Stock Incentive Plan, of which 1,558,407 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. A number of our stockholders are subject to lock-up agreements with the underwriters in our initial public offering, which expire on May 23, 2004. After all of these agreements expire and applicable holding periods have elapsed, an aggregate of 7,249,977 additional shares will be eligible for resale in the public market, subject to the restrictions incurred under Rule 144 of the Securities Act. The market price of shares of our common stock may drop significantly when the restrictions on resale by those stockholders lapse and they are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

      Our principal stockholders, directors and executive officers, and entities affiliated with them, own approximately 36.5% of the outstanding shares of our common stock as of March 15, 2003. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Some provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.

      Our restated certificate of incorporation and our amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board of directors is classified into three classes, each of which will serve for staggered three year terms,

•	only our board of directors, the chairman of our board of directors or our president may call special meetings of our stockholders,

•	our stockholders may take action only at a meeting of our stockholders and not by written consent,

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval,

•	our stockholders have only limited rights to amend our by-laws, and

•	we require advance notice requirements for stockholder proposals.

      These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interest.

      We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control of our company that our stockholders might consider to be in their best interests.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We transact business with clients almost exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

      Our interest expense is generally not sensitive to changes in the general level of interest rates in the United States, particularly because a substantial majority of our indebtedness is at fixed rates. A 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

      We do not hold derivative financial or commodity instruments, nor engage in any foreign currency transactions, and all of our cash and cash equivalents are held on deposit with banks and highly liquid marketable securities with maturities of three months or less.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item may be found on page F-1 thru F-29 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a.) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      (b.) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The response to this item is contained in our proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2004 under the captions “Proposal One — Election of Directors” and “Executive Officers,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4 and 5 is contained in our 2004 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an audit committee financial expert and identification of the audit committee of our board of directors is contained in our 2004 proxy statement under the caption “Corporate Governance,” and is incorporated herein by reference.

      We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted on our website a copy of our code of business conduct and ethics. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website which is located at www.opensolutions.com.

Item 11.	Executive Compensation

      The response to this item is contained in our 2004 proxy statement under the captions “Compensation of Directors,” “Information About Executive Compensation,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

      The sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2004 proxy statement are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The response to this item is contained in our 2004 proxy statement under the caption “Stock Ownership Information,” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The response to this item is contained in our 2004 proxy statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The response to this item is contained in our 2004 proxy statement under the caption “Independent Auditor’s Fees,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following are filed as part of this Annual Report on Form 10-K:

      1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements.

      (b) Reports on Form 8-K

      None.

      (c) Exhibits

      The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

      (d) Financial Statement Schedules

      The information required by this item is contained in the financial statements included in this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN SOLUTIONS INC.

By:	/s/ LOUIS HERNANDEZ, JR.

Louis Hernandez, Jr.
Chairman of the Board and
Chief Executive Officer

Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LOUIS HERNANDEZ, JR. Louis Hernandez, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ CARL D. BLANDINO Carl D. Blandino	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2004

/s/ DOUGLAS K. ANDERSON Douglas K. Anderson	Director	March 30, 2004

/s/ DOUGLAS C. CARLISLE Douglas C. Carlisle	Director	March 30, 2004

/s/ DAVID DAME David Dame	Director	March 30, 2004

/s/ SAMUEL F. MCKAY Samuel F. McKay	Director	March 30, 2004

/s/ CARLOS P. NAUDON Carlos P. Naudon	Director	March 30, 2004

/s/ RICHARD P. YANAK Richard P. Yanak	Director	March 30, 2004

INDEX TO FINANCIAL STATEMENTS

Page

Open Solutions Inc.
Report of Independent Auditors	F-1
Consolidated Balance Sheets at December 31, 2003 and 2002	F-2
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-3
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Open Solutions Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of redeemable convertible preferred stock and stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Open Solutions Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

/s/ PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut

February 24, 2004

OPEN SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$84,953	$11,414
Accounts receivable, net	10,267	7,946
Deferred costs	1,563	1,220
Prepaid expenses and other current assets	2,188	885

Total current assets	98,971	21,465
Fixed assets, net	5,500	4,577
Investments in marketable securities	8,028	—
Capitalized software cost, net	2,964	3,574
Other intangible assets, net	6,421	—
Goodwill	11,187	6,223

Total assets	$133,071	$35,839

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,800	$2,161
Accrued expenses	8,368	4,818
Deferred revenue, current portion	15,324	12,250
Long-term debt from related party, current portion	—	750
Capital lease obligations, current portion	395	—

Total current liabilities	25,887	19,979

Long-term debt from related party, less current portion	—	700
Capital lease obligations, less current portion	64	—
Deferred revenue, less current portion	1,479	722
Other long-term liabilities	222	119

Total liabilities	27,652	21,520

Commitments and contingencies (Note 13)
Redeemable Convertible Preferred Stock
Mandatorily redeemable convertible preferred stock	—	31,100
Redeemable convertible preferred stock	—	26,480
Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 95,000,000 and 45,000,000 shares authorized; 16,786,329 and 2,474,917 shares issued and outstanding at December 31, 2003 and 2002, respectively	168	25
Additional paid-in capital	152,274	5,018
Accumulated other comprehensive loss	(28)	—
Accumulated deficit	(46,995)	(48,304)

Total stockholders’ equity (deficit)	105,419	(43,261)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$133,071	$35,839

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except
	share and per share data)
Revenues:
Software license	$21,391	$13,449	$9,971
Service, maintenance and hardware	42,461	30,896	17,295

Total revenues	63,852	44,345	27,266

Cost of revenues:
Software license	5,341	3,152	1,592
Service, maintenance and hardware	23,540	18,430	10,084

Total cost of revenues	28,881	21,582	11,676

Gross profit	34,971	22,763	15,590

Operating expenses:
Sales and marketing	10,729	9,533	8,771
Product development	6,854	6,223	7,643
General and administrative (includes restricted stock expense and related taxes of $3,444 for the year ended December 31, 2003: Note 11)	15,888	10,017	9,068
In-process research and development	—	—	447

Total operating expenses	33,471	25,773	25,929

Income (loss) from operations	1,500	(3,010)	(10,339)
Interest income and other, net	197	172	432
Interest expense	(154)	(27)	(4)

Income (loss) before income taxes	1,543	(2,865)	(9,911)
Income tax (provision) benefit	(234)	(32)	250

Net income (loss)	1,309	(2,897)	(9,661)

Preferred stock accretion charge (Note 10)	(31,500)	—	—

Net loss attributable to common stockholders	$(30,191)	$(2,897)	$(9,661)

Net loss per common share:
— Basic	$(7.74)	$(1.18)	$(4.71)
— Diluted	(7.74)	(1.18)	(4.71)
Weighted average common shares used to compute net loss per common share:
— Basic	3,903,252	2,452,848	2,050,606
— Diluted	3,903,252	2,452,848	2,050,606

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Mandatorily
	Redeemable		Redeemable
	Convertible Preferred		Convertible Preferred						Accumulated		Total
	Stock		Stock		Common Stock		Additional		Other		Stockholders’
							Paid-In	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	(Deficit)

					(In thousands, except share and per share data)
Balance at December 31, 2000	2,167,385	$20,084	6,055,671	$24,744	2,004,697	$20	$1,975	$—	$—	$(35,746)	$(33,751)
Sale of mandatorily redeemable convertible preferred stock	1,190,986	11,016	—	—	—	—	—	—	—	—	—
Exercise of stock warrants	—	—	204,513	1,013	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	12,071	—	30	—	—	—	30
Issuance of stock for acquisitions	—	—	80,472	723	369,986	4	2,679	—	—	—	2,683
Net loss	—	—	—	—	—	—	—	—	—	(9,661)	(9,661)

Balance at December 31, 2001	3,358,371	31,100	6,340,656	26,480	2,386,754	24	4,684	—	—	(45,407)	(40,699)
Exercise of stock options	—	—	—	—	88,163	1	187	—	—	—	188
Expiration of vested stock options	—	—	—	—	—	—	147	—	—	—	147
Net loss	—	—	—	—	—	—	—	—	—	(2,897)	(2,897)

Balance at December 31, 2002	3,358,371	31,100	6,340,656	26,480	2,474,917	25	5,018	—	—	(48,304)	(43,261)
Exercise of stock options	—	—	—	—	7,943	—	10	—	—	—	10
Issuance of restricted stock	—	—	—	—	680,530	7	3,269	(3,276)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3,276	—	—	3,276
Tax provision related to restricted stock	—	—	—	—	—	—	72	—	—	—	72
Issuance of common stock	—	—	—	—	5,570,000	56	87,891	—	—	—	87,947
Issuance cost from sale of common stock	—	—	—	—	—	—	(1,545)	—	—	—	(1,545)
Preferred stock accretion charge	—	31,500	—	—	—	—	(31,500)	—	—	—	(31,500)
Conversion of preferred stock	(3,358,371)	(62,600)	(6,340,656)	(26,480)	8,052,939	80	89,036	—	—	—	89,116
Deemed preferred stock dividends and accretion	—	—	—	—	—	—	(37)	—	—	—	(37)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(28)	—	(28)
Forfeiture of stock options	—	—	—	—	—	—	60	—	—	—	60
Net income	—	—	—	—	—	—	—	—	—	1,309	1,309

Balance at December 31, 2003	—	$—	—	$—	16,786,329	$168	$152,274	$—	$(28)	$(46,995)	$105,419

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except
	share and per share data)
Cash flows from operating activities
Net income (loss)	$1,309	$(2,897)	$(9,661)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,901	3,236	3,023
Compensation expense related to stock and options granted	3,542	84	156
Tax benefit on restricted stock	72	—	—
In-process research and development	—	—	447
Provision for doubtful accounts	205	270	195
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,038)	(292)	407
Prepaid expenses and other current assets	(1,299)	(614)	(475)
Accounts payable and accrued expenses	2,586	(180)	260
Deferred revenue	791	3,095	2,316

Net cash provided by (used in) operating activities	10,069	2,702	(3,332)

Cash flows from investing activities
Purchases of fixed assets	(1,469)	(1,666)	(1,889)
Purchase of developed software	(20)	(50)	(320)
Purchase of marketable securities	(8,056)	—	—
Business acquisitions, net of cash received	(8,037)	—	(3,397)
Business acquired from related party	—	(564)	—

Net cash used in investing activities	(17,582)	(2,280)	(5,606)

Cash flows from financing activities
Proceeds from sale of mandatorily redeemable convertible preferred stock	—	—	11,100
Issuance costs related to sale of mandatorily redeemable preferred stock	—	—	(84)
Proceeds from exercise of stock options	10	188	30
Proceeds from exercise of warrants	—	—	1,013
Proceeds from issuance of long-term debt	1,661	—	—
Repayment of long-term debt	(5,014)	(748)	(91)
Repayment of capital lease obligation	(207)	—	—
Purchase of common stock	(1,800)	—	—
Proceeds from sale of common stock	87,947	—	—
Issuance costs from sale of common stock	(1,545)	—	—

Net cash provided by (used in) financing activities	81,052	(560)	11,968

Net increase (decrease) in cash and cash equivalents	73,539	(138)	3,030
Cash and cash equivalents, beginning of period	11,414	11,552	8,522

Cash and cash equivalents, end of period	$84,953	$11,414	$11,552

Supplemental disclosures
Cash paid for interest	$178	$—	$3
Cash paid for income taxes	118	32	2
See Notes 4, 9 and 10 for additional non-cash disclosures

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

      Open Solutions Inc., (the “Company”), is a provider of software and services that allow financial institutions to compete and service their customers more effectively. The Company develops, markets, licenses and supports an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions. The Company’s software can be operated either by the financial institution itself on an outsourced basis in one of the Company’s outsourcing centers or through an outsourcing center hosted by one of the Company’s resellers.

      The Company was incorporated in 1992 and operates principally in Glastonbury, Connecticut. On December 2, 2003, the Company completed an initial public offering raising proceeds, net of expenses, of $86,402,000.

      On November 24, 2003, the Company effected a 1:1.45 reverse stock split of the Company’s common stock, par value $.01 per share. All share and per share amounts for all years presented have been adjusted for the reverse stock split.

2.	Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications to the prior year information have been made to conform with the current year classifications.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Open Solutions Imaging Systems, Inc. (successor-in-interest to Imagic Corporation), Sound Software Development, Inc. and Open Solutions FiTech, Inc. (successor-in-interest to Liberty FiTech Systems, Inc.). All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between the Company, including its subsidiaries, and its directors, officers, and stockholders, are disclosed as related party transactions (see Note 15).

Segment Reporting

      The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operates primarily in one geographical area, the United States of America. The Company provides the following disclosures of revenues from products and services:

	Year Ended December 31,

	2003	2002	2001

Software license	$21,391,000	$13,449,000	$9,971,000

Installation, training and professional services	10,686,000	9,519,000	7,362,000
Maintenance, support and data center services	28,507,000	17,180,000	9,560,000
Hardware	3,268,000	4,197,000	373,000

Service, maintenance and hardware	42,461,000	30,896,000	17,295,000

Total revenue	$63,852,000	$44,345,000	$27,266,000

Cash and Cash Equivalents

      Cash and cash equivalents include cash on deposit with banks, and all highly liquid marketable securities with original maturities of three months or less at the date of acquisition. The Company also classifies short term commercial paper with monthly call dates as cash equivalents.

Investments in Marketable Securities

      The Company’s investments consist primarily of corporate bonds that are held with a major financial institution. At December 31, 2003, Open Solutions, Inc. classified its entire investment portfolio as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The specific identification method is used to determine the cost basis and calculate unrealized gains and losses. Securities are recorded at fair value, and unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect.

Accounts Receivable

      The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and recorded in the allowance for doubtful accounts. Receivables are presented net of the allowance for doubtful accounts.

      The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2003, 2002 and 2001:

		Additions
	Balance at
	Beginning	Charge to Costs	Charge to	Deductions,	Balance at
Description	of Period	and Expenses	Other Accounts	Net	End of Period

Allowance for Doubtful Accounts:
Years ended December 31,
2003	$418,000	$205,000	$—	$203,000	$420,000
2002	573,000	270,000	—	425,000	418,000
2001	645,000	195,000	—	267,000	573,000

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Assets

      Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	5 years
Office furniture and equipment	7 years
Leasehold Improvements	7 years

      Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

Capitalized Software Costs

      Capitalized software costs are primarily comprised of the costs associated with purchased technology acquired in acquisitions, software directly purchased from third-party vendors and internally developed software (see discussion in Note 4 and Note 6). Capitalized costs related to software to be sold, leased, or otherwise marketed are accounted for pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. These costs are amortized over the estimated economic useful life of the software, which is generally 5 to 7 years. The Company’s policy is to record amortization for purchased technology based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. The Company reassesses this estimate periodically. At each balance sheet date, the Company compares the carrying value of the capitalized software to the net realizable value of the product, determined using management’s estimate of discounted cash flows. Any excess of carrying value over net realizable value is written off. To date, the Company has not recorded any impairment on its capitalized software.

      The Company capitalizes certain costs related to the development and purchase of internal-use software pursuant to Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP No. 98-1, computer software costs incurred in the preliminary project stage are expensed as incurred until the capitalization criteria have been met. The criteria for capitalization is defined as the point the preliminary project stage is complete and management commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point that the computer software project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the product, generally three years.

Research and Development Costs

      Research and development costs, which are described as product development costs in the consolidated statement of operations, are expensed as incurred. Software development costs for new software products and additional modules for existing software are expensed as incurred until technological feasibility is established, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Technological feasibility is established at the point in which a working model of the product has been completed and completeness of the working model and its consistency with the product design has been confirmed by testing. The establishment of technological feasibility of our products has substantially coincided with the general release of such software. As a result, internal software development costs qualifying for capitalization under SFAS No. 86 have not been significant.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

      The Company evaluates its long-lived assets, which are comprised primarily of fixed assets and capitalized internal-use software, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets in 2003, 2002 or 2001.

Goodwill and other Intangibles

      In 2001, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, for its business combinations, goodwill, and other intangible assets. The acquisitions described in Note 4 were accounted for using the purchase method with a total of $11,187,000 assigned to goodwill. The recorded goodwill related to the Company’s acquisitions was acquired after the adoption of SFAS No. 142 and, as a result, has not been subject to amortization. Other intangible assets, such as purchased technology, continue to be amortized over their useful lives (see Note 6). The Company performs an annual impairment test of its goodwill at December 31. To accomplish this, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units and comparing such amounts to the respective fair values of each reporting unit. As of December 31, 2003, the Company had four reporting units. Based on the results of the annual impairment analysis, the Company has determined that no impairment existed for its reporting units.

Revenue Recognition

      The Company generates revenues from licensing the rights to use its software products and certain third-party software products to end-users. The Company also generates revenues from customer support and maintenance, installation, professional service and training services provided to customers, data center services and hardware sales related to its imaging business. The Company’s maintenance and support arrangements offer call center support and unspecified upgrades and enhancements on software products on a when-and-if-available basis.

      The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Under SOP 97-2, the Company recognizes software license revenue when a non-cancelable license agreement has been executed, fees are fixed and determinable, the software has been delivered, accepted by the customer if acceptance is required by the contract and is other than perfunctory, and collection is considered probable.

      The Company sells software licenses in conjunction with professional services for installation and maintenance. For these arrangements, the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from renewal rates. The contract value is then attributed to installation and training services based on estimated fair value, which is derived from the rates charged for similar services provided on a stand-alone basis multiplied by estimated hours to complete. The Company’s software license agreements generally do not require significant modification or customization of the underlying software, and accordingly, installation and training services are not considered essential to functionality. The remainder of the total contract value is then attributed to the software license and other delivered elements based on the residual method described in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. If customization of the Company’s software is required, the Company recognizes revenue using the percentage-of-completion method. Maintenance revenues are recognized ratably over the maintenance period, generally five years. Revenues from installation and

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

training services are recognized as services are performed. The Company warrants its products will function substantially in accordance with documentation provided to customers. To date, the Company has not incurred any significant expenses related to warranty claims.

      Deferred revenue is comprised of payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred costs are comprised of costs incurred prior to the recognition of the related revenue.

      Data center revenues associated with allowing customers to utilize our software products on an outsourced basis are recognized in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Specifically, revenues are recognized when evidence of an arrangement exists, fees are fixed and determinable, collectibility is reasonably assured, and delivery has occurred. The Company obtains signed contracts, which indicate the key terms, as well as the fixed and determinable fees, in each arrangement. Revenues associated with installation of data center arrangements are recognized as services are performed, and revenues from data center services are recognized over the term of the arrangement, typically 3 to 5 years. The total contract value is allocated based on the relative fair value of the installation and data center services.

      The Company is receiving payments under certain license and marketing agreements with resellers. The Company has provided a master license to its two primary resellers and does not have any other continuing obligation to provide additional products or services, other than the provision of client support and maintenance. The Company recognizes license revenue when the revenue recognition criteria under SOP No. 97-2 are met, including when evidence of an arrangement exists, fees are fixed and determinable, collectibility is reasonably assured, and delivery has occurred. The revenue for client support and maintenance is recognized ratably over the period of maintenance, generally 3 to 5 years.

      Pursuant to its amended license agreement with BISYS, Inc. (“BISYS”) on September 30, 2003 (see Note 16), the Company is entitled to non-refundable license fees, payable at the beginning of each quarter. The Company also receives additional license fees for amounts that are sold above the minimum license fee threshold, which are payable at the end of each quarter. The Company records the quarterly minimum license fee and the additional license fees as revenue in the period in which they are due and payable.

      From January 1, 2002 through December 31, 2003, the Company had received license fees from BISYS, which were due and payable upon the occurrence of certain events which were communicated by BISYS. The Company recognized these license fees when non-refundable amounts were due and payable under the agreement, assuming that all other revenue recognition criteria were met. Prior to January 1, 2002, BISYS paid license fees over a period of 36 months, and the Company recognized these fees ratably over the payment term.

      Pursuant to its amended license agreement with its regional reseller on May 15, 2003 (see Note 16), the Company receives payments upon signing and upon conversion of a financial institution. The Company recognizes revenue upon signing of a financial institution, assuming all other revenue recognition criteria have been met.

      Prior to May 15, 2003, the Company received payments from its regional reseller upon conversion of a financial institution. For these arrangements, the Company recognized revenue upon the conversion of the financial institution, assuming all other revenue recognition was met.

      The Company’s hardware revenue related to its check imaging products is recognized on a percentage-of-completion basis under the method described in SOP 81-1, because installation services and the related software to these arrangements are considered essential to the functionality of certain of the hardware. Percentage-of-completion for services related to the Company’s check imaging product arrangements is measured by the total hours incurred to date for each contract compared to the estimated total hours to

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complete that contract. The Company records provisions for estimated losses on contracts in the period in which such losses become known. Changes in estimates of sales, costs, and profits are recognized in the period which they are determined using the cumulative catch-up method of accounting. If the software is not essential to the functionality of the hardware, the Company recognizes hardware revenue upon delivery.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, an asset and liability approach is used to recognize deferred tax assets and liabilities for the future tax consequences of items that have already been recognized in its financial statements and tax returns. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Net Income and Loss Per Share

      The Company reports net income or loss per share in accordance with SFAS No. 128, Earnings per Share (“EPS”). Under SFAS No. 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Net income or loss available to common stockholders represents reported net income or loss less accretion of mandatorily redeemable convertible preferred stock. All earnings per share and weighted average shares outstanding have been restated to reflect the 1:1.45 reverse stock split which was effected on December 2, 2003.

      Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS. Weighted average common shares of 7,168,026, 9,025,381, and 8,800,303 were excluded from the computation of diluted EPS the years ended December 31, 2003, 2002, and 2001, respectively, as they would have been anti-dilutive.

Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

      The following table summarizes the Company’s comprehensive income (loss):

	Years Ended December 31,

	2003	2002	2001

Net income (loss)	$1,309,000	$(2,897,000)	$(9,661,000)
Unrealized loss on marketable securities	(28,000)	—	—

Total comprehensive income (loss)	$1,281,000	$(2,897,000)	$(9,661,000)

Concentration of Credit Risk

      Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. No individual customer accounted for 10% or more of total revenues for the years ended

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003 or 2002. During 2001, revenue from an individual customer accounted for approximately 11% of total revenues.

      For the years ended December 31, 2003 and 2001, no customer accounted for 10% or more of the total accounts receivable balance. For the year ended December 31, 2002 an individual customer accounted for 25% of the account receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.

Fair Value of Financial Instruments

      The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amount of long-term debt approximates fair value, and a fluctuation in interest rates would not be material to the Company’s financial position.

Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses revenue recognition for arrangements with multiple deliverables which should be considered as separate units of accounting if the deliverables meet certain criteria as described in EITF 00-21. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Early adoption is permitted. The adoption of this standard on July 1, 2003 did not have a material impact on the consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). FIN 46R defers the effective date of FIN 46 until the scope of the American Institution of Certified Public Accountants’ (“AICPA”) accounting and auditing guide is clarified. As of December 31, 2003 and 2002, the Company had no interest in an entity which would qualify as a variable interest entity. As a result, the adoption of this standard will not have a material impact on the accompanying financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, including certain mandatorily redeemable instruments, by now requiring those instruments to be classified as liabilities in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The Statement is effective for all interim periods beginning after June 15, 2003. The Company applied SFAS No. 150 to the shares subject to the put and call agreement issued to FS Acquisition, Inc., the successor-in-interest to Liberty FiTech Systems, Inc. for which redemption occurred on December 2, 2003. The adoption of this standard did not have a material impact on the Company’s other financial instruments.

      In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. This issue addresses revenue recognition for arrangements that include non-software deliverables, such as hardware, that are more than incidental to the products or services

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a whole. The consensus indicates that, if the software is not essential to the functionality of the non-software deliverable, the non-software deliverable is excluded from the scope of SOP 97-2. The Company expects that the impact of applying EITF 03-5 on its gross margin will depend on the timing and magnitude of its hardware sales. Under EITF 03-5, hardware revenue, previously bundled with software and recognized on a percentage of completion basis, may be recognized upon delivery of the hardware. In certain cases, this results in earlier recognition of revenue than when the revenue was recognized under the previous methodology. However, the completion of the check imaging arrangements are normally not of long duration, so this impact was not material.

      In December 2003, the SEC issued SAB No. 104, “Revenue Recognition.” SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the fourth quarter of 2003 had no material impact on the Company’s financial position, results of operations or cash flows.

Stock Compensation

      At December 31, 2003, the Company has stock compensation plans which are more fully described in Note 11 to the Financial Statements. The Company applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of statement of SFAS No. 123, as amended by SFAS No. 148. Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option.

      The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock compensation:

	December 31,

	2003	2002	2001

Net loss attributable to common stockholders, as reported	$(30,191,000)	$(2,897,000)	$(9,661,000)
Add: Stock compensation expense included in reported net loss	3,542,000	84,000	156,000
Subtract: Total stock compensation expense determined under fair value method	(5,630,000)	(1,933,000)	(1,704,000)

Pro forma net loss	$(32,279,000)	$(4,746,000)	$(11,209,000)

Reported net loss per share
Basic	(7.74)	(1.18)	(4.71)
Diluted	(7.74)	(1.18)	(4.71)
Pro forma net loss per share
Basic	(8.27)	(1.93)	(5.47)
Diluted	(8.27)	(1.93)	(5.47)

      The above pro forma results are not necessarily indicative of future pro forma results. Other disclosures required by SFAS No. 123 have been included in Note 11.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments in Marketable Securities

      The following table summarizes the Company’s available for sale investments:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate notes and bonds	$7,835,000	$3,000	$(31,000)	$7,807,000
Accrued investment income	—	—	—	221,000

Total	$7,835,000	$3,000	$(31,000)	$8,028,000

      The Company’s investments in corporate notes and bonds are scheduled to mature in one to two years.

4.	Acquisitions

      The Company entered into four acquisitions which are summarized below:

	Liberty	HNC
	FiTech	Financial		Sound
	Systems	Solutions	Imagic	Software
	(2003)	(2002)	(2001)	(2001)

Tangible assets acquired	$4,006,000	$1,074,000	$2,198,000	$270,000
Purchased technology	530,000	1,193,000	1,880,000	832,000
In-process research and development	—	—	—	447,000
Goodwill	4,843,000	772,000	3,969,000	1,603,000
Other intangibles	6,700,000	—	80,000	196,000
Liabilities assumed	(4,089,000)	(986,000)	(3,897,000)	(383,000)

Purchase price	$11,990,000	$2,053,000	$4,230,000	$2,965,000

      Each of these acquisitions was accounted for as a purchase transaction. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined based on management’s valuation analysis utilizing an income approach that takes into account future cash flows. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of each business acquired have been included in the Company’s consolidated financial statements from respective dates of acquisition.

Liberty FiTech Systems, Inc.

      On July 1, 2003, the Company acquired from Liberty Enterprises, Inc. (“Liberty”) substantially all of the operating assets, and assumed certain liabilities, of Liberty FiTech Systems, Inc. (“FiTech”), a provider of core processing software and related services for credit unions, for consideration of $11,704,000, consisting of $8,000,000 in cash, a promissory note in the amount of $1,904,000 and 133,195 shares of the Company’s common stock. In conjunction with the acquisition, the Company incurred approximately $286,000 of acquisition-related costs. The purchased technology related to this acquisition is being amortized over its estimated useful life of five years. The other intangible assets of $6,700,000, comprised of customer lists, are being amortized approximately $140,000 per quarter over their useful life of 12 years. Total amortization expense for the year ended December 31, 2003 was $279,000.

      The common stock issued to FiTech was subject to a put and call agreement whereby the Company had the right to purchase, and FiTech had the right to sell, the common stock to the other party at $13.51 per share, or approximately $1,800,000. On September 3, 2003, FS Acquisition, Inc., the successor-in-interest to

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liberty FiTech Systems, Inc., exercised its put right pursuant to this put and call agreement with respect to these shares. In December 2003, the Company purchased these 133,195 shares at a price of $13.51 per share, or an aggregate of $1,800,000.

      The financial information in the table below summarizes the combined results of operations of the Company and FiTech on a pro forma basis, as though the companies had been combined as of the beginning of the period being presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Year Ended December 31,

	2003	2002

Pro forma revenues	$70,732,000	$60,775,000
Pro forma net loss available to common shareholders	$(32,274,000)	$(5,819,000)
Pro forma per share — basic and diluted	$(8.27)	$(2.37)

      Pro forma results of operations have not been presented for the acquisition of Sound Software and HNC Financial Solutions, as results of operations of the acquired businesses are not significant to the Company.

HNC Financial Solutions

      During 2002, the Company acquired certain business operations from HNC Financial Solutions, Inc. “HNC Financial Solutions”, a division of HNC Software Inc. (“HNC Software”) and an investor in the Company. These acquisitions were completed in March 2002 and October 2002.

      On March 29, 2002, the Company acquired fixed assets and intellectual property rights of “HNC Financial Solutions”, and assumed certain future software maintenance and support obligations in exchange for a $500,000 promissory note. Concurrent with the acquisition, the Company entered into a license and service agreement with HNC Financial Solutions for additional software. For these rights, the Company paid $564,000 in cash. Upon the acquisition of this business, the Company employed HNC Financial Solutions’ employees involved with this business, including sales, development, implementation and customer support personnel. This acquisition expanded the Company’s product offering to include financial accounting, asset/ liability, management and financial planning products.

      On October 31, 2002, the Company subsequently purchased from HNC Software the underlying intellectual property rights to the additional software that had been licensed in the March 2002 transaction, accounts receivable, fixed assets and related future software maintenance and support obligations in exchange for a $950,000 promissory note. Upon the acquisition of this business, the Company employed additional employees of HNC Financial Solutions involved with this business. The purchased technology related to the March 2002 and October 2002 transaction is amortized on a straight-line basis over its estimated useful life of seven years. In conjunction with these transactions, the Company incurred approximately $39,000 of acquisition-related costs. This acquisition expanded the Company’s financial product offering to include profitability analysis.

Imagic

      On December 14, 2001, the Company acquired Imagic Corporation (“Imagic”) in exchange for $1,830,000 in cash and 314,486 shares of Company common stock. The assumed liabilities included a note payable of $748,000 that was subsequently paid in full in January 2002. Imagic was acquired to expand the Company’s product offerings to include check imaging software and services. The acquisition was consummated on December 14, 2001, but for accounting purposes the transaction was treated as effective December 1, 2001. The activity during the intervening period was not material. In conjunction with the

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition, the Company incurred approximately $120,000 of acquisition-related costs. The purchased technology related to this transaction is amortized over its estimated useful life of seven years.

      The financial information in the table below summarizes the combined results of operations of the Company and Imagic on a pro forma basis, as though the companies had been combined as of the beginning of the period being presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

Year Ended
December 31,
2001

Pro forma revenues	$33,888,000
Pro forma net loss available to common shareholders	(11,089,000)
Pro forma basic and diluted loss per share	(3.87)

Sound Software

      On August 3, 2001, the Company completed the acquisition of Sound Software Development, Inc. (“Sound Software”) in exchange for $1,700,000 in cash, 80,472 shares of Series G Preferred Stock and 55,496 shares of common stock. Sound Software was acquired to expand the Company’s product offering to include loan origination software. In conjunction with the acquisition, the Company incurred approximately $113,000 of acquisition-related costs. The purchased technology related to this transaction is amortized over its estimated useful life of two to five years.

      The Company recorded a one-time write-off of $447,000 in August 2001 relating to the value of in-process research and development acquired as part of the purchase that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was charged to expense in the consolidated statement of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying any research projects at Sound Software for which technological feasibility had not been established. One such project was identified and related to the upgrade of Sound Software’s mortgage product. The value of in-process research and development was determined based on management’s projected incremental cash flow estimated to be derived from the completed project discounted back to their present value using a discount rate of 20%. The discount rate was determined after consideration of the Company’s rate of return on equity capital, the weighted average return on invested capital and the risk associated with achieving anticipated sales related to the Sound Software technology acquired. The project was approximately 50% complete at the date of acquisition.

5.	Fixed Assets

	December 31,

	2003	2002

Computer equipment	$10,552,000	$7,340,000
Office furniture and equipment	1,628,000	1,534,000
Leasehold improvements	1,020,000	941,000

	13,200,000	9,815,000
Less: accumulated depreciation	(7,700,000)	(5,238,000)

	$5,500,000	$4,577,000

      Depreciation and amortization expense was $2,462,000, $1,860,000 and $1,284,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Capitalized Software Costs

      Capitalized software costs include completed technology acquired in business combinations. Additions to capitalized purchased technology costs were $530,000, $1,193,000 and $2,712,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Capitalized software costs also include costs associated with purchased third-party software. Additions to purchased third-party software were $20,000, $50,000, and $320,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Capitalized software costs also include costs related to the development and purchase of internal-use software.

      A summary of the components of capitalized software costs is as follows:

	December 31,

	2003	2002

Purchased technology	$5,921,000	$5,391,000
Internal use software	1,746,000	1,746,000
Purchased third-party software	442,000	422,000

	8,109,000	7,559,000
Less: accumulated amortization	(5,145,000)	(3,985,000)

	$2,964,000	$3,574,000

      Amortization expense related to capitalized software costs was $1,160,000, $1,376,000, and $1,738,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Amortization expense for each of the next five years ended December 31 is expected to approximate:

2004	$763,000
2005	616,000
2006	558,000
2007	529,000
2008	445,000

Total	$2,911,000

7.	Accrued Expenses

	December 31,

	2003	2002

Compensation	$4,036,000	$2,506,000
Third party license fees	2,027,000	741,000
Accrued hardware purchases	491,000	476,000
Sales tax payable	498,000	319,000
Other	1,316,000	776,000

	$8,368,000	$4,818,000

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt

Line of Credit and Equipment Term Loan

      On April 29, 2003, the Company secured a credit facility upon which it can draw an aggregate amount of $4,000,000. The facility provides for funding of up to $2,000,000 for an Equipment Term Loan and $2,000,000 for a Working Capital Line. The Equipment Term Loan bears interest at the greater of the prime rate plus 1% or 5.75%. The Working Capital Line bears interest at the greater of the prime rate plus 0.5% or 5.25%. The Company borrowed $1.7 million against the equipment portion of the facility, which was paid in full in December 2003 from the proceeds of the initial public offering. The facilities were collateralized by the tangible assets of the Company, excluding assets of its subsidiaries, and are subject to certain restrictive covenants. The Company terminated the facility in February 2004.

Long-Term Debt

      On December 14, 2001, the Company assumed a note payable in conjunction with the acquisition of Imagic of $748,000. The note was subsequently paid in full in January 2002.

      On March 29, 2002, the Company entered into a promissory note agreement for $500,000 with HNC Financial Solutions, a division of HNC Software and an investor in the Company, in conjunction with the acquisition of a business (see Note 4). The promissory note agreement specified an interest rate of 6% with the principal and interest balance due in full on March 29, 2004. The promissory note was collateralized by the purchased assets. This note was paid in full in December 2003 with proceeds from the initial public offering.

      On October 31, 2002, the Company entered into a promissory note agreement for $950,000 with HNC Software as part of an additional business acquisition. The promissory note agreement specified an interest rate of 4.5%, and that the principal balance and interest were due in full on October 31, 2005. The promissory note was collateralized by purchased assets. This promissory note was paid in full in December 2003 from proceeds from the Company’s initial public offering.

      On July 1, 2003, the Company entered into a promissory note agreement with FiTech as part of a business acquisition. The promissory note had an interest rate of 5% and was due in two installments, $1,704,000 on June 30, 2004 and $200,000 on December 31, 2004. In December 2003, this note was paid in full with proceeds from the Company’s initial public offering.

Long-term debt consists of the following:

	December 31,

	2003	2002

Promissory note from related party bearing interest at 6% due in full March 29, 2004	$—	$500,000
Promissory note from related party bearing interest at 4.5% due in full October 31, 2005; $750,000 is classified as current, as described above	—	950,000

Less current portion	—	750,000

Long-term debt	$—	$700,000

9.	Capital Lease Obligations

      In conjunction with the July 1, 2003 acquisition of FiTech, the Company assumed two capital leases for computer equipment. The capital leases are payable in monthly installments through March 2005 and have incremental borrowing rates of 5.5 and 7.5 percent. Both capital lease obligations are collateralized by the equipment under these leases.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Capital lease obligations are comprised of the following:

December 31,
2003

Computer equipment lease	$459,000
Less: current maturities	(395,000)

$64,000

      Future minimum payments under these leases are as follows:

Year Ended December 31,
2004	$468,000
2005	78,000

Total minimum lease payments	546,000
Amounts representing interest	(87,000)

Present value of minimum lease payments	$459,000

      The capitalized cost and accumulated amortization of assets acquired under capital leases included in the amounts presented above, are summarized as follows:

December 31,
2003

Computer equipment	$711,000
Accumulated amortization	(203,000)

$508,000

      Amortization expense for property and equipment under capital leases amounted to approximately $203,000 for the twelve months ended December 31, 2003.

10.	Capital Stock and Redeemable Convertible Preferred Stock

Capital Stock

      As of December 31, 2003, the Company’s Certificate of Incorporation authorizes up to 95,000,000 shares of common stock.

      The Company has reserved shares of common stock as follows:

	December 31,

	2003	2002

Conversion of preferred stock	—	8,406,358
Exercise of options	7,965,786	5,082,194

	7,965,786	13,488,552

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Convertible Preferred Stock

	December 31,

	2003	2002

Mandatorily Redeemable Convertible Preferred Stock:
Series F preferred stock, $0.01 par value; 3,498,479 shares authorized, 3,358,371 issued and outstanding at $9.32 per share (redemption value $31,300,000, liquidation preference $62,600,000)	$—	$31,100,000

Redeemable Convertible Preferred Stock:
Series A-1 preferred stock, $0.01 par value; 1,000,000 share authorized, 1,000,000 issued and outstanding at $1.50 per share; (no stated redemption value, liquidation preference $1,500,000)	—	1,500,000
Series A-2 preferred stock, $0.01 par value; 583,333 shares authorized, 583,333 issued and outstanding at $3.00 per share; (redemption value $500,000, liquidation preference $1,750,000)	—	1,656,000
Series B preferred stock, $0.01 par value; 1,736,250 shares authorized, 1,736,250 issued and outstanding at $3.00 per share; (redemption value $5,402,000, liquidation preference $5,209,000)	—	5,363,000
Series C preferred stock, $0.01 par value; 1,375,000 shares authorized, 1,361,111 issued and outstanding at $4.50 per share; (redemption value $6,333,000, liquidation preference $6,125,000)	—	6,315,000
Series D preferred stock, $0.01 par value; 1,250,000 shares authorized, 833,333 issued and outstanding at $6.00 per share; (redemption value and liquidation preference $5,000,000)	—	4,978,000
Series E preferred stock, $0.01 par value; 746,157 shares authorized, 746,157 issued and outstanding at $8.00 per share; (redemption and liquidation preference $5,969,000)	—	5,945,000
Series G preferred stock, $0.01 par value; 2,000,000 shares authorized, 80,472 issued and outstanding at $9.32 per share; (redemption and liquidation preference $750,000)	—	723,000

	$—	$26,480,000

      As of December 31, 2003 all warrants issued have been exercised or have expired.

      Concurrent with the closing of the Company’s initial public offering in December 2003 all preferred stock converted into shares of common stock.

      In April 2001, the Company issued a group of investors an additional 1,190,986 shares of Series F Mandatorily Redeemable Convertible Preferred Stock at $9.32 per share for approximately $11,100,000.

      The conversion formula for the Series F preferred stock provided for adjustment of the Series F preferred stock conversion price in the event that the Company’s initial public offering price was less than $27.03 per share. Holders of Series F preferred stock received shares of common stock from the initial public offering with an aggregate value of $62,600,000. The recorded value of Series F preferred stock was $31,100,000 and as a result, upon the closing of the initial public offering, the Company recorded an accretion charge of $31,500,000 in stockholders’ equity (deficit). This accretion charge resulted in a non-cash deduction from income attributable to holders of common stock and a deduction in related earnings per share.

      In August 2001, the Company issued 80,472 shares of Series G Preferred Stock as consideration in the purchase of certain assets and liabilities of Sound Software Development, Inc. (Note 4).

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rights and Preferences of Preferred Stock

      The Series C, Series D and Series E had similar redemption features as the Series B. The rights of CII and the holders of Series B, Series C, Series D, Series E and Series F Preferred Stock to redeem their shares if the Company fails to maintain a Connecticut presence, terminated upon the closing of the Company’s initial public offering.

      Each share of the Series A-1, Series A-2, Series B, Series C, Series D, Series E, Series F and Series G was convertible at any time into shares of common stock as determined by dividing the original issuance price for such series by the conversion price in effect at the time of conversion. The initial conversion price was the original issuance price, subject to certain antidilution provisions, including the reverse stock split which was effected prior to the closing of the offering.

      The holders of preferred stock were entitled to receive non-cumulative cash dividends when and as declared by the Board of Directors and have similar voting rights as common stockholders in addition to certain other defined voting rights. In the event of any voluntary or involuntary liquidation of the Company, including change of control, the holders of Series A-1, Series A-2, Series B, Series C, Series D, Series E, Series F and Series G Preferred Stock would have been entitled to all unpaid dividends at the time of liquidation and $1.50, $3.00, $3.00, $4.50, $6.00, $8.00, $18.64 and $9.32, respectively, per share as a liquidating distribution prior to any liquidating distribution to the common stockholders. Upon the completion of the required per share distribution, the remaining assets would have been distributed pro rata among the holders of preferred stock and common stock based on the number of shares of common stock held by each, assuming conversion of all preferred stock.

11.	Stock Option Plans

1994 Stock Option Plan

      The Company established the 1994 Stock Option Plan (the “1994 Plan”) for employees, officers, directors, and consultants to the Company under which the Board of Directors granted incentive stock options and non-qualified stock options. Incentive stock options were granted at the fair value of the Common Stock at the time of grant, as determined by the Board of Directors. Generally, incentive stock options vest 25% on the first anniversary of the date of grant and then ratably on a monthly basis over the subsequent three years. Non-qualified stock options have a vesting period as determined by the Board of Directors generally vesting 25% on the first anniversary of the date of grant and then ratably on a monthly basis over the subsequent three years. The stock options are exercisable over a period of ten years from the date of grant.

      The Company’s 1994 Plan was amended by the Board of Directors in March 2000 to provide for acceleration of vesting upon an acquisition event, as defined, subject to revision by the Board of Directors. The maximum number of shares that were issuable under the 1994 Plan was 2,068,965. Upon the closing of the initial public offering in December 2003 no further option grants are expected to be made under the 1994 Plan.

2000 Stock Incentive Plan

      The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) was adopted by the Board of Directors and approved by the stockholders in December 2000. A maximum of 3,790,220 shares of common stock are issuable under the plan. This maximum number of 3,790,220 shares increases each January 1 during the term of the plan by an additional number of shares of common stock equal to 5% of the total number of shares of common stock issued and outstanding as of the close of business on the preceding December 31. An amendment to the 2000 Plan was adopted by the Board of Directors in August 2003 and approved by the stockholders in October 2003 to limit the aggregate number of shares of common stock issuable under the plan to 10,344,827 shares, notwithstanding the annual increase in the number of shares issuable under the plan. No

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participant in this plan may in any year be granted stock options or awards with respect to more than 344,827 shares of common stock.

      Under the 2000 Plan, in May 2003, the Company granted 680,530 shares of restricted common stock to its officers, directors and certain key employees which vest at the end of seven years or would vest immediately upon a change in control or initial public offering. The weighted average fair value of restricted stock granted was $4.81 at the time of grant. Upon issuance of the restricted stock, deferred compensation equivalent to the $3,276,000 market value at the date of grant was charged to shareholders’ equity and subsequently amortized over seven years. Upon the closing of the Company’s initial public offering in December 2003, vesting was automatically accelerated and the Company recorded additional compensation expense of $3,003,000 and employer tax expense of approximately $168,000 related to the restricted stock in the fourth quarter of 2003.

      The 2000 Plan is administered by the compensation committee of the Board of Directors, which has the authority to determine which individuals are eligible to receive options or restricted stock awards, and the terms of those options or awards. The exercise price of non-qualified stock options granted under this plan may not be less than 85% of the fair market value of a share of common stock on the date of grant, or 100%, in the case of incentive stock options. The options become exercisable at such time or times as are determined by the compensation committee and expire after a specified period that may not exceed ten years.

      Upon the acquisition of 50% or more of the Company’s outstanding common stock pursuant to a hostile tender offer, each option granted to an officer of the Company, if it has been outstanding for at least six months, will automatically be canceled in exchange for a cash distribution to the officer based upon the difference between the tender offer price and the exercise price of the option.

      In the event the Company is acquired, vesting of options and restricted stock awards granted under the 2000 Plan will accelerate to the extent that the options or the Company’s repurchase rights with respect to restricted stock awards are not assumed by or assigned to the acquiring entity. The compensation committee also has discretion to provide for accelerated vesting of options and restricted stock awards upon the occurrence of certain changes in control. Accelerated vesting may be conditioned upon subsequent termination of the affected optionee’s service.

      With the consent of an option holder, the compensation committee can cancel that holder’s options and replace them with new options for the same or a different number of shares having an exercise price based upon the fair market value of the Company’s common stock on the new grant date. The Company has not canceled and reissued any options as of December 31, 2003.

      The Company’s board of directors may amend or modify the 2000 Plan at any time subject to the rights of holders of outstanding options. This plan will terminate on December 20, 2010.

2003 Stock Incentive Plan

      The Company’s 2003 Stock Incentive Plan (the “2003 Plan”) was adopted by the Board of Directors in August 2003 and approved by the stockholders in October 2003. This plan provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to the Company’s employees, officers, directors, consultants and advisors. A maximum of 2,068,965 shares of common stock will be reserved for issuance under this plan. No participant in this plan may in any year be granted stock options or awards with respect to more than 344,827 shares of common stock.

      The 2003 Plan will be administered by the Board of Directors, which has the authority to determine which individuals are eligible to receive options or restricted stock awards and the terms of those options or awards.

      Upon the acquisition of 50% or more of the Company’s outstanding common stock pursuant to a hostile tender offer, each option granted to an officer of the Company, if it has been outstanding for at least six

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months, will automatically be canceled in exchange for a cash distribution to the officer based upon the difference between the tender offer price and the exercise price of the option.

      In the event the Company is acquired or the Company’s common stock is exchanged for other consideration, vesting of options and restricted stock awards granted under the 2003 Stock Incentive Plan will accelerate to the extent that the options or the Company’s repurchase rights with respect to restricted stock awards are not assumed by or assigned to the acquiring entity. The Board of Directors can additionally cause any options or restricted stock awards to become fully exercisable at any other time. With the consent of an option holder, the Board of Directors can cancel that holder’s options and replace them with new options for the same or a different number of shares having an exercise price based upon the fair market value of the Company’s common stock on the new grant date.

      The Board of Directors may amend or modify the 2003 Plan at any time subject to the rights of holders of outstanding options. This plan will terminate in August 2013. As of December 31, 2003, no options or awards were issued pursuant to the 2003 Plan.

2003 Employee Stock Purchase Plan

      The Company’s 2003 Employee Stock Purchase Plan (the “2003 ESPP”) was adopted by the Board of Directors in August 2003 and approved by the stockholders in October 2003. The purchase plan authorizes the issuance of up to a total of 1,379,310 shares of the Company’s common stock to participating employees through payroll deductions. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

      Employees are eligible to participate in the purchase plan at the beginning of each six-month offering period. Employees may elect to withhold up to 10% of their compensation to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the stock on the first and last day of the offering period, whichever is lower. As of December 31, 2003, no shares or awards were issued pursuant to the 2003 ESPP.

      A summary of stock option activity under the 1994 Plan, 2000 Plan and 2003 Plan is as follows.

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2000	1,394,923	$3.90
Granted	926,858	7.25
Canceled	(120,708)	6.77
Exercised	(12,071)	0.85

Outstanding at December 31, 2001	2,189,002	5.18
Granted	491,886	7.25
Canceled	(288,683)	6.57
Exercised	(88,163)	0.87

Outstanding at December 31, 2002	2,304,042	5.60
Granted	663,737	4.32
Canceled	(49,545)	6.35
Exercised	(7,942)	1.35

Outstanding at December 31, 2003	2,910,292	$5.32

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information regarding stock options granted during the years ended December 31, 2003, 2002 and 2001:

			Weighted Average
			SFAS 123
	Numbers of	Weighted Average	Fair Value
	Options Granted	Exercise Price	at Grant Date

2001
Options granted with an exercise price equal to market value	926,858	$7.25	$4.85
2002
Options granted with an exercise price greater than market value	491,886	7.25	1.39
2003
Options granted with an exercise price equal to market value	88,959	13.05	8.71
Options granted with an exercise price greater than market value	11,019	7.25	1.89
Options granted with an exercise price less than market value	563,759	2.89	4.58

      As of December 31, 2003 and 2002, there were 1,780,740 and 1,291,789 shares exercisable at a weighted average exercise price of $5.16 and $4.45, respectively.

      The following table summarizes additional information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable

	Number	Weighted Average
	Outstanding at	Remaining		Number
	December 31,	Contractual Life	Weighted Average	Exercisable at
Range of Exercise Price	2003	in Years	Exercise Price	December 31, 2003

$0.00-2.28	386,082	1.50	$0.33	386,082
2.28-4.56	635,631	8.60	3.03	81,173
4.56-6.83	546,130	5.80	5.80	546,130
6.83-9.11	1,253,490	7.50	7.26	767,355
11.39-13.67	88,959	9.90	13.05	—

	2,910,292	6.70	$5.32	1,780,740

      The weighted average SFAS No. 123 fair value at grant date was $5.09, $1.39 and $4.85 for options granted in the years ended December 31, 2003, 2002 and 2001, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted during the applicable period:

	2003	2002	2001

Risk free interest rate	2.99%	3.32%	4.89%
Expected dividend yield	None	None	None
Expected life of option	6 years	6 years	6 years
Expected volatility	74%	72%	71%

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value method requires the input of highly subjective assumptions, including expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. See Note 2 for additional disclosures required by SFAS No. 123 and SFAS No. 148.

      The Company has issued stock options with an exercise price less than the then-current fair market value of common stock. Compensation expense related to such option grants is being recognized ratably over the four-year vesting period and totaled $266,000, $84,000 and $156,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Accrued compensation of $60,000 and $147,000 was reversed against Additional Paid-In Capital related to expiration of vested stock options for the years ended December 31, 2003 and 2002, respectively.

12.	401(k) Plan

      The Company has established a voluntary 401(k) plan in which all full-time employees are eligible to participate. The Company provides matching contributions of 25% of the first four percent of the employee’s compensation that is deferred under the plan which is funded on an annual basis. Eligible employees who elect to participate in the 401(k) plan are generally vested in the Company’s matching contributions after three years of service. Company contributions for the years ended December 31, 2003, 2002 and 2001 were $186,000, $130,000, and $114,000, respectively.

13.	Commitments and Contingencies

      At December 31, 2003, the Company was committed under facility and various other operating leases, which expire at various dates through 2005. Minimum future lease payments under non-cancelable leases with a remaining term of greater than one year at December 31, 2003 are approximately as follows:

2004	$1,365,000
2005	917,000
2006	2,000

Total minimum obligations	$2,284,000

      Rent expense under operating leases was $1,417,000, $1,072,000 and $977,000 for the years ended December 2003, 2002 and 2001, respectively. The Company recognizes rent expense on a straight-line basis relating to a five-year lease agreement with escalating payment terms expiring April 2005, which results in accrued rent expense of $130,000 and $119,000 as of December 31, 2003 and 2002, respectively.

      In May 2002, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). Under this agreement, which has a three-year term, the Company agreed to pay the CEO an annual base salary of $321,200 and a bonus based on the achievement of certain performance targets. The agreement provides for severance pay if employment terminates without cause or good reason equal to a year’s salary and the full amount of the CEO’s target bonus.

Legal Proceedings

      The Company is from time to time a party to legal proceedings which arise in the normal course of business. The Company is not currently involved in any material litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on the Company’s results of operations or financial condition, nor is management aware of any such litigation.

      In November 2000, a small consulting firm, Enserv, Inc. (“Enserv”), filed a complaint against the Company, alleging that the Company breached the terms of the value-added reseller agreement. The consulting firm alleged damages of approximately $6,000,000. In October 2003, the Company and Enserv

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settled this complaint. Pursuant to the settlement, which includes mutual releases of the parties: (1) the Company made a payment to Enserv in the amount of $233,333; and (2) the Company and Enserv entered into a consulting agreement whereby Enserv is obligated to provide technical consulting services to the Company for two years for which Enserv will be paid $133,333 per year. The Company had earlier provided a $50,000 reserve for this matter in October 2003 and recorded an additional settlement expense of $183,333. The Company will record the $266,666 consulting expense ratably during the twenty-four months following execution of the settlement documents as Enserv performs its obligations under the consulting agreement. The Company has the right to cancel the consulting agreement if Enserv does not perform under the terms of the agreement.

14.	Income Taxes

      The income tax provision (benefit) consists of the following:

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$72,000	$—	$—
State	69,000	32,000	(250,000)
Deferred:
Federal	81,000	—	—
State	12,000	—	—

Total	$234,000	$32,000	$(250,000)

      The components of the Company’s deferred income taxes at December 31, 2003 and 2002 are as follows:

	Year Ended December 31,

	2003	2002

Gross deferred tax asset
Net operating loss carryforwards	$16,480,000	$14,725,000
Research and development carryforwards	868,000	1,059,000
State credits — non research and development	405,000	280,000
Stock compensation expense	197,000	164,000
Deferred revenue	1,507,000	1,429,000
Accrued expenses	301,000	86,000
Accounts receivable	164,000	163,000
Accelerated depreciation	38,000	—
Other	162,000	66,000

Deferred tax assets, gross	20,122,000	17,972,000
Less: Valuation allowance	(19,955,000)	(17,305,000)

Total deferred tax assets, net of valuation allowance	167,000	667,000

Gross deferred tax liabilities
Intangible assets	260,000	502,000
Accelerated depreciation	—	165,000

	260,000	667,000

Net deferred tax asset (liability)	$(93,000)	$—

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred tax liability at December 31, 2003 has been classified as other long-term liabilities in the accompanying balance sheet.

      The valuation allowance increased by $2,650,000 during 2003 of which $513,000 is attributable to the current operations and $3,163,000 is attributable to the deferred tax benefit associated with the vesting of 680,530 of restricted stock previously issued under the Company’s 2000 Stock Incentive Plan, and thus was charged to paid in capital. A tax benefit of $72,000 was recorded to additional paid-in capital in 2003 relating to the transaction.

      Realization of the net deferred tax asset is dependent on the Company generating sufficient taxable income prior to the expiration of the loss carryforwards and general business credits, where applicable. The Company has provided a valuation allowance for the full amount of the deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 2003. The valuation allowance could be reduced in the near term if estimates of future taxable income during the carryforward period are realized.

      The difference between the Company’s “expected” tax expense as computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) before taxes are as follows:

	2003	2002

Computed “expected” tax expense (benefit)	$525,000	$(974,000)
State income taxes, net of federal tax benefit	100,000	(309,000)
Non-deductible expenses	67,000	50,000
Deferred compensation	78,000	—
Research and development tax credit	—	(100,000)
Change in valuation allowance	(513,000)	1,192,000
Decrease in prior expected R&D tax credit	—	106,000
Other	(25,000)	67,000

Income tax expense	$232,000	$32,000

Computed “expected” tax expense (benefit)	34.0%	34.0%
State income taxes, net of federal tax benefit	6.5%	10.8%
Non-deductible expenses	4.3%	(1.7)%
Deferred compensation	5.1%	—
Research and development tax credit	—	3.5%
Change in valuation allowance	(33.2)%	(41.6)%
Decrease in prior expected R&D tax credit	—	(3.7)%
Other	(1.6)%	(2.3)%

Income tax expense	15.0%	(1.1)%

      At December 31, 2003, the Company had approximately $43,206,000 of federal net operating loss carryforwards that begin expiring in 2007 and had approximately $35,793,000 of state net operating loss carryforwards, which begin to expire in 2004. At December 31, 2003, the Company had approximately $513,000 of federal research and development credit carryforwards that begin to expire in 2007, and approximately $355,000 of state research and development carryforwards with an unlimited carryforward period, and approximately $405,000 of state non-research and development credit carryforwards which begin to expire in 2004.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As defined in the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating loss and tax credit carryforwards. The Company experienced such an ownership change in December 1995 which limits approximately $3,200,000 of federal net operating loss carryforwards and $149,000 of research tax credits to a $307,000 annual Section 382 limitation. Management believes that the initial public offering did not cause any additional Section 382 limitation.

15.	Related Parties

      A director of the Company is a member of management at one of the Company’s clients. For the years ended December 31, 2003, 2002 and 2001, revenues from the client were $599,000, $885,000, and $1,240,000, respectively. As of December 31, 2003 and 2002, $0 and $5,000 was due from this client, respectively. Additionally, the Company holds its main operating bank account with this client.

      On September 30, 2003, the Company amended and restated its existing software license agreement (see Note 16) with BISYS, a subsidiary of the BISYS Group, Inc., a holder of the Company’s common stock. This agreement amended and restated a prior software license and marketing and distribution agreement between the Company and BISYS. The Group President, Information Services of The BISYS Group, Inc. was a member of the Company’s Board of Directors through November 2003. For the years ended December 31, 2003, 2002 and 2001, revenues of $5,836,000, $2,919,000 and $1,336,000 were recognized under these agreements, respectively. As of December 31, 2003 and 2002, $784,000 and $603,000, respectively, were due from BISYS under the marketing and distribution agreement.

      During 2002, the Company acquired certain assets and intellectual property rights from HNC Software (see Note 4), who is also a holder of the Company’s common stock. The Vice President of Corporate Development of Fair Isaac Corporation, the successor-in-interest to HNC Software Inc., was a member of the Board of Directors of the Company through November 2003.

16.	Amended Reseller Agreements

      On September 30, 2003, the Company amended and restated its existing software license agreement with BISYS, one of its resellers. Effective September 1, 2003, BISYS became the Company’s national outsourcing reseller to provide data processing services to banks and thrifts in the United States using the Company’s The Complete Banking Solution software through BISYS’ outsourcing centers. In addition, BISYS will offer the Company’s complementary products and services, which will be BISYS’ exclusive offering for such products and services, to those banks and thrifts purchasing TotalCS. The agreement has a term of five years, with an option to renew for another five years by mutual consent or at BISYS’ option.

      Under the terms of the agreement, BISYS pays the Company non-refundable minimum license fees related to the achievement of certain minimum sales requirements for both unit sales and license fees. BISYS also pays an annual maintenance fee for each customer contract that BISYS maintains that uses the Company’s products or services. The Company has agreed not to compete with BISYS for the sale of data processing services using The Complete Banking Solution software on an outsourced basis to banks and thrifts in the United States, except in certain limited circumstances. The Company will also not provide any third-party reseller of The Complete Banking Solution software in the United States with more favorable prices and pricing terms, in the aggregate, than are provided to BISYS under the agreement. If, after September 30, 2005, BISYS fails to achieve the minimum sales requirements, the Company may terminate the limited non-compete and favorable price and pricing term obligations, but the Company will no longer be entitled to receive minimum license fee payments from BISYS. BISYS also has the right to terminate the minimum payment requirements after September 30, 2005 if it fails to achieve the minimum sales requirements, but BISYS will have an obligation for additional non-refundable minimum license fees in order to exercise this right. BISYS’ termination of the minimum payment requirements will automatically cancel the limited non-

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compete and favorable price and pricing term obligations. The Company has also agreed not to enter into a similar reseller agreement with any one of six named BISYS competitors before March 1, 2005.

      The Company has recorded $2,716,000 in revenue from BISYS in 2003 related to licenses fees under the new arrangement.

      On May 15, 2003, the Company amended its existing software license agreement with its primary regional reseller. This amendment removes the maximum fee limit from the original agreement for sales after December 9, 2002, and provides for payments to the Company upon both contract signing and the conversion of the end user financial institution.

17.	Subsequent Event

      On February 24, 2004, the Company acquired the stock of Maxxar Corporation for cash consideration of $6.5 million. In connection with the acquisition, the Company incurred approximately $175,000 of acquisition related costs. This acquisition will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and goodwill. This acquisition expanded the Company’s complementary product offerings to include a comprehensive suite of interactive voice solutions and computer telephony integration products.

18.	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Revenue	$9,309,000	$10,676,000	$11,318,000	$13,042,000
Gross Profit	4,237,000	5,681,000	5,721,000	7,124,000
Income (loss) from operations	(2,289,000)	(1,059,000)	(227,000)	565,000
Net income (loss)	(2,255,000)	(1,034,000)	(219,000)	611,000
Basic income (loss) per share	(0.94)	(0.42)	(0.09)	0.25
Diluted income (loss) per share	(0.94)	(0.42)	(0.09)	0.06
2003
Revenue	$12,340,000	$13,601,000	$17,427,000	$20,484,000
Gross Profit	6,659,000	7,572,000	9,023,000	11,717,000
Income (loss) from operations	95,000	864,000	915,000	(374,000)
Net income (loss) (Note 11)	77,000	790,000	806,000	(364,000)
Net income (loss) attributable to common stockholders (Note 10)	77,000	790,000	806,000	(31,864,000)
Basic income (loss) per share	0.03	0.32	0.32	(3.94)
Diluted income (loss) per share	0.01	0.08	0.08	(3.94)

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Asset Purchase Agreement between Liberty FiTech Systems, Inc., Liberty Enterprises, Inc., Open Solutions FiTech, Inc. and Open Solutions Inc. dated June 30, 2003, together with Promissory Note made by Open Solutions FiTech, Inc. in favor of Liberty FiTech Systems, Inc. for the principal sum of $1,700,000 dated June 30, 2003, together with Security Agreement between Open Solutions FiTech, Inc. and Liberty FiTech Systems, Inc. dated June 30, 2003 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).
2.2		Agreement and Plan of Merger and Reorganization between Open Solutions Inc., OSI Merger Corporation, Imagic Corporation and the stockholders listed therein dated December 14, 2001 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).
2.3		Stock Purchase Agreement among Open Solutions Inc., OSI Acquisition Sub, Inc., Maxxar Corporation and the Stockholders listed on Schedule 1 thereto, dated as of February 24, 2004 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 24, 2004 (File No. 0-02333)).
3.1		Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 7, 2003 (File No. 333-108293)).
3.2		Amended and Restated By-Laws of the Registrant (Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 7, 2003 (File No. 333-108293)).
4.1		Specimen certificate for shares of the Registrant’s Common Stock (Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 7, 2003 (File No. 333-108293)).
10.1		1994 Stock Option Plan, as amended (Incorporated by reference to Amendment No. 1 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on October 7, 2003 (File No. 333-108293)).
10.2		2000 Stock Incentive Plan, as amended (Incorporated by reference to Amendment No. 1 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on October 7, 2003 (File No. 333-108293)).
10.3		2003 Stock Incentive Plan (Incorporated by reference to Amendment No. 1 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on October 7, 2003 (File No. 333-108293)).
10.4		2003 Employee Stock Purchase Plan (Incorporated by reference to Amendment No. 6 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 24, 2003 (File No. 333-108293)).
10.5		Amended and Restated Investors’ Rights Agreement between Open Solutions Inc. and the Investors (as defined therein) dated March 17, 2000 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).
10.6		Employment Agreement between Open Solutions Inc. and Louis Hernandez, Jr. dated May 6, 2002 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).
†10	.7	Software License Agreement between Open Solutions Inc. and BISYS, Inc. dated as of September 1, 2003 (Incorporated by reference to Amendment No. 5 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 21, 2003 (File No. 333-108293)).

Exhibit
Number	Description

10.8	Gross Lease between Open Solutions Inc. and Principal Mutual Life Insurance Company dated February 29, 1996, as amended by the First Amendment to Lease between Open Solutions Inc. and Principal Mutual Life Insurance Company dated January 27, 1998, as amended by the Second Amendment to Lease between Open Solutions Inc. and Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) dated May 25, 1999, as amended by the Third Amendment to Lease between Open Solutions Inc. and Foster Properties, LLC (as successor-in-interest to Principal Life Insurance Company) dated September 16, 1999, as amended by the Fourth Amendment to Lease between Open Solutions Inc. and Foster Properties, LLC dated November 29, 2000 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).
10.9	Lease between Open Solutions Inc. and Carl Foster, LLC dated February 14, 2000, as amended by the Amendment of Lease between Open Solutions Inc. and Carl Foster, LLC dated May 8, 2000 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).
10.10	Lease Agreement between FiTech Systems, Inc. and Piedmont/ Maple, L.L.C. dated January 22, 1998, as amended by the First Amendment to Lease Agreement between FiTech Systems, Inc. and Piedmont/ Maple, L.L.C. dated February 10, 1999, as amended by the Second Amendment to Lease Agreement between FiTech Systems, L.P. and Piedmont/ Maple, L.L.C. dated September 3, 1999, as amended by the Assignment of Lease between FiTech Systems, L.P. (as assignor) and Liberty FiTech Systems, Inc. (as assignee) dated August 31, 2000, as amended by the Third Amendment to Lease Agreement between Liberty FiTech Systems, Inc. and Piedmont/ Maple, L.L.C. dated May 29, 2001, as amended by the Fourth Amendment to Lease Agreement between Liberty FiTech Systems, Inc. and Piedmont/ Maple, L.L.C. dated January 21, 2002, as amended by the Assignment and Assumption of Lease Agreement between Liberty FiTech Systems, Inc. (as assignor), Open Solutions FiTech, Inc. (as assignee) and Piedmont/ Maple, L.L.C. dated June 30, 2003 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).
21.1	List of Subsidiaries of Open Solutions Inc.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. section 1350.
32.1	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to 18 U.S.C. section 1350.

†	Confidential treatment requested as to certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Such portions have been omitted and filed separately with the Securities and Exchange Commission.