Form 10-Q
period 2004-03-31
OPEN SOLUTIONS INC
filed 2004-05-06
CIK 873538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period of                   to

Commission file number 000-02333

Open Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3173050 (I.R.S. Employer Identification No.)

300 Winding Brook Drive, Glastonbury, CT
(Address of principal executive offices)

06033
(Zip Code)

(860) 652-3155
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No (   )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).(   )

     As of May 3, 2004, 17,270,150 shares of common stock, $0.01 par value per share, were outstanding.

OPEN SOLUTIONS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2004	2003
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$80,080	$84,953
Accounts receivable, net	11,885	10,267
Deferred costs	1,744	1,563
Prepaid expenses and other current assets	3,273	2,188

Total current assets	96,982	98,971
Fixed assets, net	6,508	5,500
Investments in marketable securities	11,135	8,028
Capitalized software cost, net	3,501	2,964
Other intangible assets, net	6,994	6,421
Goodwill	15,198	11,187

Total assets	$140,318	$133,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,594	$1,800
Accrued expenses	7,059	8,368
Deferred revenue, current portion	20,410	15,324
Capital lease obligations, current portion	387	395

Total current liabilities	29,450	25,887

Capital lease obligations, less current portion	49	64
Deferred revenue, less current portion	1,198	1,479
Other long-term liabilities	243	222

Total liabilities	30,940	27,652

Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 17,084,103 and 16,786,329 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	171	168
Additional paid-in capital	153,193	152,274
Accumulated other comprehensive income (loss)	7	(28)
Accumulated deficit	(43,993)	(46,995)

Total stockholders’ equity	109,378	105,419

Total liabilities and stockholders’ equity	$140,318	$133,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except share
	and per share data)
Revenues:
Software license	$6,441	$4,425
Service, maintenance and hardware	14,509	7,915

Total revenues	20,950	12,340

Cost of revenues:
Software license	1,320	1,161
Service, maintenance and hardware	7,735	4,520

Total cost of revenues	9,055	5,681

Gross profit	11,895	6,659

Operating expenses:
Sales and marketing	2,899	2,460
Product development	1,962	1,601
General and administrative	4,109	2,503

Total operating expenses	8,970	6,564

Income from operations	2,925	95
Interest income, net	248	25

Income before income taxes	3,173	120
Income tax provision	171	43

Net income	$3,002	$77

Net income per common share:
— Basic	$0.18	$0.03
— Diluted	0.16	0.01
Weighted average common shares used to compute net income per common share:
— Basic	16,916,768	2,474,972
— Diluted	19,022,717	9,512,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income	$3,002	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,137	864
Compensation expense related to stock and options granted	100	20
Provision for doubtful accounts	58	27
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(1,142)	136
Prepaid expenses and other current assets	(536)	103
Accounts payable and accrued expenses	(1,888)	(1,236)
Deferred revenue	4,795	1,695

Net cash provided by operating activities	5,526	1,686

Cash flows from investing activities
Purchases of fixed assets	(1,433)	(290)
Purchases of marketable securities	(3,071)	—
Business acquisition, net of cash received	(6,620)	—

Net cash used in investing activities	(11,124)	(290)

Cash flows from financing activities
Proceeds from exercise of stock options	830	2
Repayment of capital lease obligation	(105)	—

Net cash provided by financing activities	725	2

Net increase (decrease) in cash and cash equivalents	(4,873)	1,398
Cash and cash equivalents, beginning of period	84,953	11,414

Cash and cash equivalents, end of period	$80,080	$12,812
Supplemental disclosures
Cash paid for interest	$16	$—
Cash paid for income taxes	75	43

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

     Open Solutions Inc., (the “Company”), is a provider of software and services that allow financial institutions to compete and service their customers more effectively. The Company develops, markets, licenses and supports an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions. The Company’s software can be operated either by the financial institution itself, on an outsourced basis in one of the Company’s outsourcing centers or through an outsourcing center hosted by one of the Company’s resellers.

2.	Summary of Significant Accounting Policies

     Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements of Open Solutions Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three month period ended March 31, 2004 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending December 31, 2004.

     On November 24, 2003, the Company effected a 1:1.45 reverse stock split of the Company’s common stock, par value $.01 per share. All share and per share amounts for all periods presented have been adjusted for the reverse stock split.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

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

     Segment Reporting

     The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company operates primarily in one geographical area, the United States of America. The Company provides the following disclosures of revenues from products and services:

	Three Months Ended March 31,
	2004	2003
Software license	$6,441,000	$4,425,000

Installation, training and professional services	4,137,000	1,580,000
Maintenance, support and data center services	8,908,000	5,614,000
Hardware	1,464,000	721,000

Service, maintenance and hardware	14,509,000	7,915,000

Total revenues	$20,950,000	$12,340,000

     Net Income and Loss Per Share

     The Company reports net income or loss per share in accordance with SFAS No. 128, Earnings per Share (“EPS”). Under SFAS No. 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect, and therefore, these instruments would be excluded from the computation of dilutive EPS.

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted income per share:

	Three Months Ended March 31,
	2004	2003
Basic net income per share – weighted average common shares outstanding	16,916,768	2,474,972
Dilutive effect of stock options and warrants	2,105,949	348,494
Dilutive effect of convertible preferred stock	—	6,688,984

Diluted net income per share – weighted average common shares outstanding	19,022,717	9,512,450

Weighted average common shares of 3,427 and 1,890,863 were excluded from the computation of diluted EPS for the three month periods ended March 31, 2004 and 2003 as they would have been anti-dilutive.

     Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

     The following table summarizes the Company’s comprehensive income:

	Three Months Ended March 31,
	2004	2003
Net income	$3,002,000	$77,000
Unrealized gain on marketable securities	35,000	—

Total comprehensive income	$3,037,000	$77,000

     Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. No individual customer accounted for 10% or more of total revenues for the three month period ended March 31, 2003. One individual customer accounted for 10.0% of total revenues for the three month period ended March 31, 2004.

     At March 31, 2004 and December 31, 2003, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.

     Stock Compensation

     The Company applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of statement SFAS No. 123, as amended by SFAS No. 148. Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock compensation:

	March 31,
	2004	2003
Net income, as reported	$3,002,000	$77,000
Add: Stock compensation expense included in reported net income	100,000	20,000
Subtract: Total stock compensation expense determined under fair value method	(944,000)	(446,000)

Pro forma net income (loss)	$2,158,000	$(349,000)

Reported net income per share
Basic	$0.18	$0.03
Diluted	0.16	0.01
Pro forma net income (loss) per share
Basic	$0.13	$(0.14)
Diluted	0.11	(0.14)

     The weighted average SFAS No. 123 fair value at grant date was $13.24 and $1.89 for options granted in the three month periods ended March 31, 2004 and 2003, respectively. The above pro forma results are not necessarily indicative of future pro forma results.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted during the applicable period:

	2004	2003
Risk free interest rate	3.15%	2.99%
Expected dividend yield	None	None
Expected life of option	5years	6years
Expected volatility	73%	74%

     The fair value method requires the input of highly subjective assumptions, including expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

Recently Issued Accounting Pronouncements

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-6 Earnings Per Share (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of EITF 03-6 could require the Company to retroactively restate prior reported earnings per share amounts. The Company is currently evaluating the effect of adopting EITF 03-6.

3.	Acquisition

     On February 24, 2004, the Company acquired all of the outstanding capital stock of Maxxar Corporation (“Maxxar”) for cash consideration of $6,500,000. In connection with the acquisition, the Company incurred approximately $175,000 of acquisition-related costs. This acquisition expanded the Company’s complementary product offerings to include a comprehensive suite of interactive voice solutions and computer telephony integration products. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined by an independent valuation firm based primarily on management’s best estimate of future cash flows expected to be generated by such technology. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The purchased technology related to this acquisition is being amortized over its useful life of seven years. The other intangible assets, comprised of tradenames and customer relationships are being amortized over their useful lives of ten to twenty years.

The allocation of purchase price is summarized below:

Tangible assets acquired	$1,814,000
Purchased technology	760,000
Goodwill	4,011,000
Other intangible assets	700,000
Liabilities assumed	(610,000)

Purchase price	$6,675,000

The financial information in the table below summarizes the combined results of operations of the Company and Maxxar on a pro forma basis, as though the companies had been combined as of the beginning of the period being presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Three Months Ended March 31,
	2004	2003
Pro forma revenues	$21,730,000	$13,661,000
Pro forma net income (loss)	3,172,000	(59,000)
Pro forma net income (loss) per share — basic	$0.19	$(0.02)
Pro forma net income (loss) per share — diluted	0.17	(0.02)

4.	Long-Term Debt

     Line of Credit and Equipment Term Loan

     On April 29, 2003, the Company secured a credit facility upon which it was able to draw an aggregate amount of $4,000,000. The facility provided for funding of up to $2,000,000 for an Equipment Term Loan and $2,000,000 for a Working Capital Line. The Equipment Term Loan bore interest at the greater of the prime rate plus 1% or 5.75%. The Working Capital Line bore interest at the greater of the prime rate plus 0.5% or 5.25%. The Company borrowed $1.7 million against the equipment portion of the facility, which was paid in full in December 2003 from the proceeds of the initial public offering. The Company terminated the facility in February 2004.

5.	Commitments and Contingencies

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

6.	Related Party

     Until his retirement in April 2004, a director of the Company was a member of management at one of the Company’s clients. For the three month periods ended March 31, 2004 and 2003, revenues from the client were $536,000 and $146,000, respectively. As of March 31, 2004 and December 31, 2003, $2,000 and $0 was due from this client, respectively. Additionally, the Company holds its main operating bank account with this client.

7.	Subsequent Event

     On April 22, 2004, as amended on May 3, 2004 and May 6, 2004, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of 4,436,442 shares of its common stock. Of the 4,436,442 shares being offered, 1,000,000 shares are being offered by Open Solutions and 3,436,442 shares are being offered by certain of the Company’s existing stockholders. The registration statement also covers the underwriters’ option to purchase up to 665,466 additional shares of common stock from the Company to cover over-allotments, if any.

      On May 4, 2004, the Company entered into a lease agreement for a new corporate headquarters facility. The term of this lease commences on August 1, 2005 or on an earlier date by mutual written consent of the Company and lessor. Minimum future lease payments total $6.2 million over the seven year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are derived from, our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Important factors that could cause these differences include those described in “Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

     Our revenues have grown from approximately $14.1 million in 1999 to approximately $63.9 million in 2003. Our revenues for the three months ended March 31, 2004 were $21.0 million. This growth has resulted from internal expansion and strategic acquisitions, through which we have developed and acquired new products and services and have expanded the number of clients using one or more of our products to approximately 2,400 financial institutions as of March 31, 2004.

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

     In November 2000, Enserv, Inc., a small consulting firm, filed a complaint against us, alleging that we breached the terms of a value-added reseller agreement. On October 31, 2003, we and Enserv settled this litigation. Pursuant to the settlement, which includes mutual releases of the parties: (1) we made a payment to Enserv in the amount of $233,333; and (2) we and Enserv entered into a consulting agreement whereby Enserv is obligated to provide technical consulting services to us for two years for which Enserv will be paid $133,333 per year. Based on the terms of this agreement, we have recorded a settlement expense of $183,333 in the third quarter of 2003, and we are expensing the remaining $266,666 consulting fees ratably during the twenty-four month contract term. We have the right to cancel the consulting agreement if Enserv does not perform under the terms of the agreement.

     In the second, third and fourth quarters of 2003, certain grants of stock options were made at exercise prices less than the fair market value of our common stock and, as a result, we recorded approximately $49,000, $98,000 and $99,000 of stock compensation expense, respectively. We will continue recording a charge each quarter of $100,000 based on amortization over the four-year vesting period of these stock options. We have not granted any stock options in 2004 with exercise prices less than the fair market value of our common stock.

     We have determined that it is more likely than not that our deferred tax assets will not be utilized and, accordingly, we have recorded a full valuation allowance against our deferred tax assets. Currently, we charge against income for certain state taxes and federal alternative minimum taxes. If we determine that the deferred tax assets will be utilized and the valuation allowance is reversed, we will report a significant income tax benefit in that period and, for subsequent periods, will record a tax provision against income at the effective statutory rate. However, we do not expect to incur significant tax payments until all anticipated net operating loss carry forwards and research and development tax credits are utilized. The reversal could occur in the next year should we continue to be profitable and sufficient positive evidence exists to support its reversal.

Application of Critical Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. The application of our critical accounting policies is described in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. These critical accounting policies include:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Stock Compensation

•	Software Development Costs

•	Accounting for Purchase Business Combinations

•	Long-Lived Assets, Intangible Assets and Goodwill

     There were no material changes to the application of our critical accounting policies for the three months ended March 31, 2004.

Acquisitions

     Since June 2000, we have expanded our product offerings and client base through the acquisition of six businesses. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.

     On July 1, 2003, we acquired substantially all of the assets of Liberty FiTech Systems, Inc. and assumed certain liabilities and the related future software maintenance and support obligations for consideration of $11.7 million, consisting of $8.0 million in cash, a $1.9 million promissory note and 133,195 shares of our common stock. The 133,195 shares of common stock issued to Liberty FiTech Systems, Inc. were subject to a put and call agreement, in which Liberty FiTech Systems, Inc. had the right to require us to purchase the shares at a price of $13.51 per share, and we had the right to require Liberty FiTech Systems, Inc. to sell these shares to us at a price of $13.51 per share. On September 3, 2003, FS Acquisition, Inc., the successor-in-interest to Liberty FiTech Systems, Inc., exercised its put right pursuant to this put and call agreement with respect to these shares. On December 2, 2003, we purchased these 133,195 shares at a price of $13.51 per share, or an aggregate of approximately $1.8 million. The note was paid in full in December 2003 with the proceeds from our initial public offering. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired, including purchased technology of $530,000, goodwill of $4.8 million and other intangible assets of $6.7 million. We view this acquisition as an opportunity to increase our core data processing client base among credit unions and to increase the recurring revenue component of our revenues.

     On February 24, 2004, we acquired Maxxar Corporation for a cash price of $6.5 million. In connection with the acquisition, we incurred approximately $175,000 of acquisition related costs. This acquisition is being recorded under the purchase method of accounting with the total consideration allocated to the fair value of assets acquired, including purchased technology of approximately $760,000 and other intangibles of approximately $700,000. The excess of the purchase price over the fair value of the net assets acquired of $4.0 million has been allocated to goodwill. This acquisition expanded our complementary product offerings to include a comprehensive suite of interactive voice information solutions and computer telephony integration products.

Results of Operations

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Statement of Operations Data:
Revenues:
Software license	$6,441	$4,425
Service, maintenance and hardware	14,509	7,915

Total revenues	20,950	12,340
Cost of revenues:
Software license	1,320	1,161
Service, maintenance and hardware	7,735	4,520

Total cost of revenues	9,055	5,681
Operating expenses:
Sales and marketing	2,899	2,460
Product development	1,962	1,601
General and administrative	4,109	2,503

Total operating expenses	8,970	6,564
Income from operations	2,925	95
Interest income, net	248	25

Income before income taxes	3,173	120
Income tax provision	171	43

Net income	$3,002	$77

	Three Months Ended December 31,
	2004	2003
As a Percentage of Revenues:
Revenues:
Software license	30.7%	35.9%
Service, maintenance and hardware	69.3	64.1

Total revenues	100.0	100.0
Cost of revenues:
Software license	6.3	9.4
Service, maintenance and hardware	36.9	36.6

Total cost of revenues	43.2	46.0
Operating expenses:
Sales and marketing	13.8	19.9
Product development	9.4	13.0
General and administrative	19.6	20.3

Total operating expenses	42.8	53.2
Income from operations	14.0	0.8
Interest income, net	1.1	0.2

Income before income taxes	15.1	1.0
Income tax provision	0.8	0.4

Net income	14.3	0.6

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenues. We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services and from hardware sales related to our check imaging business. Revenues increased 69.8% from $12.3 million for the three months ended March 31, 2003 to $21.0 million for the three months ended March 31, 2004. This increase was attributable to a $2.0 million increase in licensing revenue from our core and complementary products attributable to sales to new clients, sales of additional products to existing clients and an increase in license fees from BISYS. The increase in revenues was also attributable to an increase of $2.5 million in our implementation and other professional services, $1.9 million of which is related to our core software products, primarily resulting from conversions to our core product and $600,000 of which is related to our complementary products. Of the $1.9 million increase related to our core products, $289,000 was from the Liberty FiTech Systems, Inc. business. We also realized an increase of $1.7 million in our maintenance revenue, $893,000 of which is from the Liberty FiTech Systems, Inc. business, and an increase of $1.7 million in our outsourcing revenues, $1.3 million of which is from the Liberty FiTech Systems, Inc. business. The acquisition of Liberty FiTech Systems, Inc. on July 1, 2003 also contributed an additional $312,000 to revenues consisting primarily of license and hardware revenues for the three months ended March 31, 2004. We expect that, due to the amendment of our agreement with BISYS, the proportion of revenues generated from our resellers will increase in the future.

     Cost of Revenues. Cost of revenues includes third party license fees and the direct expenses associated with providing our services such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 59.4% from $5.7 million for the three months ended March 31, 2003 to $9.1 million for the three months ended March 31, 2004. The increase was due primarily to a $964,000 increase in costs associated with implementation and other professional services, $285,000 of which is from the Liberty FiTech Systems, Inc. business, a $727,000 increase in costs associated with maintenance, $574,000 of which is from the Liberty FiTech Systems, Inc. business and a $906,000 increase in costs associated with the growth of our outsourcing business, $652,000 of which is from the Liberty FiTech Systems, Inc. business. The Liberty FiTech Systems, Inc. business contributed an additional $82,000 of license, service and hardware costs for the three months ended March 31, 2004. Cost of revenues represented 46.0% of revenues for the three months ended March 31, 2003 as opposed to 43.2% of revenues for the three months ended March 31, 2004. Cost of revenues increased on an absolute basis primarily from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues decreased primarily because certain of our costs are fixed and our revenues grew at a faster rate than our costs. We expect that, due to the amendment of our agreement with BISYS, our cost of revenues as a percentage of revenues will continue to decrease, as margins generated by revenues from our resellers have historically been higher than those generated by other sources of revenue.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 17.8% from $2.5 million for the three months ended March 31, 2003 to $2.9 million for the three months ended March 31, 2004. This increase was due primarily to increases in commissions from higher revenues and the addition of ten sales and marketing employees as a result of the Liberty FiTech, Inc. acquisition after March 2003. Sales and marketing expenses represented 19.9% of revenues for the three months ended March 31, 2003 as opposed to 13.8% of revenues for the three months ended March 31, 2004. Sales and marketing expenses as a percentage of revenues decreased primarily because we did not increase our sales or marketing expenses significantly, but revenues continued to grow. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase more significantly as a result of those acquisitions.

     Product Development. Product development expenses include salaries of personnel in our product development department, consulting fees and other related expenses. Product development expenses increased 22.5% from

$1.6 million for the three months ended March 31, 2003 to $2.0 million for the three months ended March 31, 2004. This increase was due primarily to a $239,000 increase in product development expenses from the Liberty FiTech Systems, Inc. business. Product development expenses represented 13.0% of revenues for the three months ended March 31, 2003 as opposed to 9.4% of revenues for the three months ended March 31, 2004. Product development expenses as a percentage of revenues decreased primarily because our major product lines are largely developed and therefore did not require incremental investment.

     General and Administrative. General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 64.2% from $2.5 million for the three months ended March 31, 2003 to $4.1 million for the three months ended March 31, 2004. The increase was due primarily to $637,000 of expense from the acquisition of the Liberty FiTech Systems, Inc. business, professional fees and other costs related to the requirements of being a public company and $100,000 of stock based compensation expense related to certain grants of stock options during the second, third and fourth quarters of 2003 at exercise prices less than the fair value of our common stock. General and administrative expenses represented 20.3% of revenues for the three months ended March 31, 2003 as opposed to 19.6% of revenues for the three months ended March 31, 2004. General and administrative expenses as a percentage of revenues decreased primarily because revenues grew at a higher rate than expenses. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase more significantly as a result of those acquisitions.

     Interest Income, net. Interest income, net, increased from $25,000 for the three months ended March 31, 2003 to $248,000 for the three months ended March 31, 2004. This increase was due primarily to increased interest income from the investment of the proceeds of our initial public offering in the fourth quarter of 2003.

     Income Tax Provision. Income tax provision increased 297.7% from $43,000 for the three months ended March 31, 2003 to $171,000 for the three months ended March 31, 2004. The increase was primarily because increased profitability resulted in federal alternative minimum tax, higher state income tax expense and deferred federal tax expense related to the tax amortization of goodwill from the Liberty FiTech Systems Inc. acquisition.

Liquidity and Capital Resources

     At March 31, 2004 and December 31, 2003, we had cash and cash equivalents totaling $80.1 million and $85.0 million, respectively.

     The following table sets forth the elements of our cash flow statement for the following periods:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$5,526	$1,686
Net cash used in investing activities	(11,124)	(290)
Net cash provided by financing activities	725	2

     Cash from Operating Activities

     Cash provided by operations in the three months ended March 31, 2004 was attributable to net income of $3.0 million, depreciation and amortization and other non-cash items of $1.3 million and a decrease in working capital of $1.2 million, primarily due to an increase in deferred revenue. Cash provided by operations in the three months ended March 31, 2003 was attributable to net income of $77,000, depreciation and amortization and other non-cash items of $911,000 and a decrease in working capital of $698,000.

     Cash from Investing Activities

     Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the three months ended March 31, 2004 and 2003 were $1.4 million and $290,000, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business. We estimate that our capital expenditures in the year ending December 31, 2004 will be approximately $3.0 million.

     In the three months ended March 31, 2004, we purchased $3.1 million in marketable securities.

     Additionally, net cash used in investing activities for the three months ended March 31, 2004 included $6.6 million used for the acquisition of Maxxar Corporation, net of cash received.

     Cash from Financing Activities

     During the three months ended March 31, 2004, we received $830,000 of proceeds from the exercise of stock options.

     In April 2003, we obtained a credit facility upon which we could draw an aggregate amount of $4.0 million. We had borrowed $1.7 million against the equipment portion of the facility, which was paid in full in December 2003 from the proceeds of the initial public offering. In February 2004, we terminated our credit facility. As of March 31, 2004, we have no outstanding long-term debt.

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

     On April 22, 2004, as amended on May 3, 2004, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of 4,436,442 shares of our common stock. Of the 4,436,442 shares being offered, 1,000,000 shares are being offered by Open Solutions and 3,436,442 shares are being offered by certain of our existing stockholders. The registration statement also covers the underwriters’ option to purchase up to 665,466 additional shares of common stock from Open Solutions to cover over-allotments, if any.

As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses and tax credit carry forwards. We experienced such an ownership change in 1995. This offering will likely result in a second ownership change. This limitation of the utilization of federal net operating losses imposed by Section 382 is applied annually and is equal to a published long term exempt rate multiplied by the aggregate fair value of the company immediately prior to the ownership change. This resulting limitation may also be increased by imputed tax deductions of certain intangibles resulting from built-in gains, as defined. We do not believe that the Section 382 limitation with respect to the 1995 ownership change nor the change that might result from this offering will result in the loss of any net operating losses or tax credit carry forwards prior to their expiration. As a result of future issuance of, sales of, and other transactions involving our common stock, we may experience an ownership change in the future, which could cause such federal net operating losses and tax credit carryforwards to be subject to limitation under Section 382.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations as of March 31, 2004

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	508,000	459,000	49,000	—	—
Operating Leases	2,972,000	1,502,000	1,351,000	119,000	—

Total Contractual Obligations	$3,480,000	$1,961,000	$1,400,000	$119,000	$—

     On May 4, 2004, Open Solutions entered into a lease agreement for a new corporate headquarters facility. The term of this lease agreement commences on August 1, 2005, or earlier upon mutual written consent of us and the lessor. The future minimum payments under this lease agreement are $0 due in less than one year, $1.5 million due in one to three years, $1.9 million due in three to five years and $2.8 million due in more than five years.

Recently Issued Accounting Pronouncements

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-6 Earnings Per Share (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of EITF 03-6 could require us to retroactively restate prior reported earnings per share amounts. We are currently evaluating the effect of adopting EITF 03-6.

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

     The large majority of our revenues are derived from financial institutions in the banking and credit union industry, primarily small to mid-size banks and thrifts and credit unions of all sizes, and we expect to continue to derive substantially all of our revenues from these institutions for the foreseeable future. Unfavorable economic conditions adversely impacting the banking and credit union industry could have a material adverse effect on our business, financial condition and results of operations. For example, financial institutions in the banking and credit union industry have experienced, and may continue to experience, cyclical fluctuations in profitability as well as increasing challenges to improve their operating efficiencies. Due to the entrance of non-traditional competitors and the current environment of low interest rates, the profit margins of commercial banks, thrifts and credit unions have narrowed. As a result, some banks have slowed, and may continue to slow, their capital spending, including spending on computer software and hardware, which can negatively impact license sales of our core and complementary products to new and existing clients. Decreases in or reallocation of capital expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures could adversely affect our business, financial condition and results of operations.

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

     We were incorporated in May 1992 and did not release our first product until 1995. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with limited operating histories. Although we have been profitable in some recent quarters, we may not be profitable in future periods, either on a short or long-term basis. We incurred operating losses of approximately $15.3 million, $10.3 million and $3.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. As of March 31, 2004, we had an accumulated deficit of approximately $44.0 million. There can be no assurance that operating losses will not recur in the future, that we will ever sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.

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

          We believe that period-to-period comparisons of our results of operations are not necessarily meaningful. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in future quarters, our results of operations will be below the expectations of public market analysts or investors or our announced guidance. In either case, the price of our common stock could be materially adversely affected.

We face a lengthy sales cycle for our core software, which may cause fluctuations in our revenues from quarter to quarter.

          We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 30.7% of revenues for the year ended March 31, 2004, 33.5% of revenues for the year ended December 31, 2003, 30.3% of revenues for the year ended December 31, 2002 and 36.6% of revenues for the year ended December 31, 2001. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.

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

          We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, we expect that BISYS, Inc., a major national outsourcing center, and Connecticut On-Line Computer Center, Inc., or COCC, a major regional outsourcing center, will account for a meaningful portion of our revenues over time. During the three months ended March 31, 2004, BISYS represented approximately $2.1 million, or 10.0%, of our total revenues, and COCC represented approximately $378,000, or 1.8%, of our total revenues. During the fiscal year ended December 31, 2003, BISYS represented approximately $5.8 million, or 9.1%, of our total revenues, and COCC represented approximately $1.5 million, or 2.4%, of our total revenues. On September 30, 2003, we amended and restated our software license agreement with BISYS, Inc., effective as of September 1, 2003. We expect that, as a result of this amendment and restatement, in the future BISYS will account for a greater portion of our revenues than it has historically.

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

          Failures in a client’s system could result in an increase in service and warranty costs or a claim for substantial damages against us. There can be no assurance that the limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, financial condition and results of operations. In addition, because many of our projects are business-critical projects for financial institutions, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to attract new business.

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

          Since 2000, we have acquired several businesses. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

•	the difficulty of integrating the operations and personnel of the acquired companies,

•	the maintenance of acceptable standards, controls, procedures and policies,

•	the potential disruption of our ongoing business and distraction of management,

•	the impairment of relationships with employees and clients as a result of any integration of new management and other personnel,

•	the inability to maintain relationships with clients of the acquired business,

•	the difficulty of incorporating acquired technology and rights into our products and services,

•	the failure to achieve the expected benefits of the combination or acquisition,

•	expenses related to the acquisition,

•	potential unknown liabilities associated with acquired businesses, and

•	unanticipated expenses related to acquired technology and its integration into existing technology.

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

          We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $27.3 million in 2001 to approximately $44.3 million in 2002 and approximately $63.9 million in 2003. As of March 31, 2004, we had 413 employees, up from 278 as of December 31, 2002. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

The requirements of being a public company may strain our resources and distract management.

          As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We currently do not have an internal audit group. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and we cannot assure you that we will be able to do so in a timely fashion.

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

     We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as:

•	taking advantage of growth opportunities, including more rapid expansion,

•	acquiring businesses and products,

•	making capital improvements to increase our servicing capacity,

•	developing new services or products, and

•	responding to competitive pressures.

In addition, we may need additional financing if we decide to undertake new sales and/or marketing initiatives, if we are required to defend or enforce our intellectual property rights, or if sales of our products do not meet our expectations.

          Any debt incurred by us could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, or redeem or repurchase, our capital stock, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests we grant on our assets could limit our financial and business flexibility.

          On April 22, 2004, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of 4,339,384 shares of common stock. Of the 4,339,384 shares being offered, 1,000,000 are being offered by Open Solutions and 3,339,384 are being offered by certain of our stockholders. The registration statement also covers the underwriters’ option to purchase up to 650,907 additional shares of common stock from Open Solutions to cover over-allotments, if any.

          Any additional capital raised through the sale of equity or convertible debt securities may dilute your ownership percentage in us. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to raise additional capital, which could significantly limit our ability to implement our business plan. In addition, we may have to issue securities, including debt securities, that may have rights, preferences and privileges senior to our common stock.

The price of our common stock may be volatile.

          In the past three years, technology stocks listed on the Nasdaq National Market have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock following this offering may fluctuate substantially. The price of the common stock that will prevail in the market after this offering may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. The fluctuations could cause you to lose part or all of your investment in our shares of common stock. The factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

          If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. On May 24, 2004, 2,683,111 shares of our common stock will become eligible for sale in the public market upon expiration of lock-up agreements entered into in connection with our initial public offering.

          On April 22, 2004, we filed a registration statement on Form S-1 with the Securities and Exchange Commission, which we amended on May 3, 2004 and May 6, 2004, for a proposed “follow-on” public offering of 4,436,442 shares of common stock. Of the 4,436,442 shares being offered, 1,000,000 are being offered by Open Solutions and 3,436,442 are being offered by certain of our stockholders. The registration statement also covers the underwriters’ option to purchase up to 665,466 additional shares of common stock from Open Solutions to cover over-allotments, if any. Some of our stockholders (including some of those who entered into agreements in connection with our initial public offering) have entered into lock-up agreements in connection with the follow-on offering. After all of the agreements entered into in connection with this offering expire (which will occur 90 days after the date of the final prospectus for the follow-on offering), an additional 1,320,273 shares of our common stock will be eligible for sale in the public market. In addition, as of March 31, 2004, we had options to purchase a total of 3,248,078 shares of our common stock outstanding under our 1994 Stock Incentive Plan, 2000 Stock Incentive Plan and 2003 Stock Incentive Plan, of which 1,562,370 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse and our stockholders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

Insiders will continue to have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

          Our principal stockholders, directors and executive officers, and entities affiliated with them, beneficially own approximately 36.2% of the outstanding shares of our common stock as of March 31, 2004. Accordingly, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Some provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.

          Our restated certificate of incorporation and our amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three year term,

•	only our board of directors, the chairman of our board of directors or our president may call special meetings of our stockholders,

•	our stockholders may take action only at a meeting of our stockholders and not by written consent,

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval,

•	our stockholders have only limited rights to amend our by-laws, and

•	we require advance notice requirements for stockholder proposals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures.

          Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          (b) Changes in Internal Controls.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Stock Option Grants

     During the quarter ended March 31, 2004 and prior to the filing of a registration statement on Form S-8 on February 6, 2004, registering an aggregate of 7,381,291 shares of our common stock under our 1994 Stock Option Plan, 2000 Stock Incentive Plan and 2003 Stock Incentive Plan, we granted stock options to purchase 576,362 shares of our common stock at a weighted average exercise price of $21.41 per share to our employees.

     During the quarter ended March 31, 2004 and prior to the filing of the registration statement on Form S-8 described above, we issued and sold an aggregate of 34,482 shares of our common stock, for aggregate consideration of approximately $15,172, upon the exercise of stock options granted under our 1994 Stock Option Plan and our 2000 Stock Incentive Plan.

     The issuance of stock options and the common stock issuable upon the exercise of stock options described above was pursuant to written compensatory plans or arrangements with the our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, as well as Section 4(2) of the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. No underwriters or placement agents were involved in the foregoing issuances and sales.

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

          The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-108293), which was declared effective by the Securities and Exchange Commission on November 25, 2003. In addition to expenses incurred in connection with the IPO and previously disclosed in our Form 10-K for the year ended December 31, 2003, from the effective date of the registration statement through March 31, 2004, we have spent an additional $6.5 million of the $86.4 million of net proceeds from the IPO on the purchase of all of the capital stock of Maxxar Corporation. Payments of proceeds were to persons other than our directors or officers (or their associates), persons owning 10% or more of our equity securities, or our affiliates.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

          (b) Reports on Form 8-K.

          On February 24, 2004, Open Solutions filed a Current Report on Items 5 and 7 of Form 8-K reporting that OSI Acquisition Sub, Inc., its wholly-owned subsidiary, had purchased all of the outstanding shares of capital stock of MAXXAR Corporation.

          On February 25, 2004, Open Solutions furnished a Current Report on Item 12 of Form 8-K, which attached a press release regarding its financial results for the year ended December 31, 2003.

          On April 22, 2004, Open Solutions furnished a Current Report on Item 12 of Form 8-K, which attached a press release regarding its financial results for the three months ended March 31, 2004.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN SOLUTIONS INC.
/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Carl D. Blandino
Carl D. Blandino
Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement among Open Solutions Inc., OSI Acquisition Sub, Inc., Maxxar Corporation and the Stockholders listed on Schedule 1 thereto, dated as of February 24, 2004 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 24, 2004 (File No. 0-02333)).

10.1	Lease between Open Solutions Inc. and WB Development Partnership dated May 4, 2004 (Incorporated by reference to Amendment No. 2 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on May 6, 2004 (File No. 333-114704)).

31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. section 1350.

32.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to 18 U.S.C. section 1350.