Form 10-Q
period 2004-06-30
OPEN SOLUTIONS INC
filed 2004-08-16
CIK 873538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of________________to________________

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

     As of August 11, 2004, 19,077,219 shares of common stock, $0.01 par value per share, were outstanding.

OPEN SOLUTIONS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED June 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2004	2003
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$106,463	$84,953
Accounts receivable, net	14,491	10,267
Deferred costs	1,845	1,563
Prepaid expenses and other current assets	3,542	2,188

Total current assets	126,341	98,971
Fixed assets, net	6,769	5,500
Investments in marketable securities	12,974	8,028
Capitalized software cost, net	3,575	2,964
Other intangible assets, net	8,820	6,421
Goodwill	20,739	11,187

Total assets	$179,218	$133,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,237	$1,800
Accrued expenses	8,171	8,368
Deferred revenue, current portion	19,607	15,324
Capital lease obligations, current portion	316	395

Total current liabilities	30,331	25,887

Capital lease obligations, less current portion	42	64
Deferred revenue, less current portion	1,104	1,479
Other long-term liabilities	267	222

Total liabilities	31,744	27,652

Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 19,059,264 and 16,786,329 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	191	168
Additional paid-in capital	188,226	152,274
Accumulated other comprehensive loss	(89)	(28)
Accumulated deficit	(40,854)	(46,995)

Total stockholders’ equity	147,474	105,419

Total liabilities and stockholders’ equity	$179,218	$133,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
Revenues:
Software license	$6,914	$4,812	$13,355	$9,237
Service, maintenance and hardware	14,906	8,789	29,415	16,704

Total revenues	21,820	13,601	42,770	25,941

Cost of revenues:
Software license	1,223	1,161	2,543	2,324
Service, maintenance and hardware	7,862	4,868	15,597	9,386

Total cost of revenues	9,085	6,029	18,140	11,710

Gross profit	12,735	7,572	24,630	14,231

Operating expenses:
Sales and marketing	3,400	2,554	6,299	5,014
Product development	2,221	1,595	4,183	3,196
General and administrative	4,108	2,559	8,217	5,062

Total operating expenses	9,729	6,708	18,699	13,272

Income from operations	3,006	864	5,931	959
Interest income, net	274	10	522	35

Income before income taxes	3,280	874	6,453	994
Income tax provision	141	84	312	127

Net income	$3,139	$790	$6,141	$867

Net income per common share:
— Basic	$0.18	$0.00	$0.35	$0.00
— Diluted	0.16	0.00	0.32	0.00
Weighted average common shares used to compute net income per common share:
— Basic	17,905,430	2,479,764	17,411,099	2,477,526
— Diluted	19,788,844	2,828,258	19,404,573	2,826,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income	$6,141	$867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,329	1,724
Compensation expense related to stock and options granted	200	147
Provision for doubtful accounts	169	(132)
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(3,330)	(1,202)
Prepaid expenses and other current assets	(737)	97
Accounts payable and accrued expenses	(1,064)	(927)
Deferred revenue	2,913	2,152

Net cash provided by operating activities	6,621	2,726

Cash flows from investing activities
Purchases of fixed assets	(2,140)	(527)
Purchases of marketable securities	(5,007)	—
Business acquisitions, net of cash received	(13,580)	—

Net cash used in investing activities	(20,727)	(527)

Cash flows from financing activities
Proceeds from exercise of stock options	2,029	2
Proceeds from issuance of common stock from employee stock purchase plan	332	—
Proceeds from issuance of long-term debt	—	1,661
Repayment of long-term debt	—	(55)
Repayment of capital lease obligation	(214)	—
Net proceeds from sale of common stock	33,469	—

Net cash provided by financing activities	35,616	1,608

Net increase in cash and cash equivalents	21,510	3,807
Cash and cash equivalents, beginning of period	84,953	11,414

Cash and cash equivalents, end of period	$106,463	$15,221
Supplemental disclosures
Cash paid for interest	$34	$4
Cash paid for income taxes	247	85

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The Company

     Open Solutions Inc. (the “Company”) is a provider of software and services that allow financial institutions to compete and service their customers more effectively. The Company develops, markets, licenses and supports an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions. The Company’s software can be operated either by the financial institution itself, on an outsourced basis in one of the Company’s outsourcing centers or through an outsourcing center hosted by one of the Company’s resellers.

2. Summary of Significant Accounting Policies

     Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and six month periods ended June 30, 2004 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending December 31, 2004.

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

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Software license	$6,914,000	$4,812,000	$13,355,000	$9,237,000

Installation, training and professional services	3,902,000	2,233,000	7,994,000	3,813,000
Maintenance, support and data center services	9,776,000	5,892,000	18,729,000	11,506,000
Hardware	1,228,000	664,000	2,692,000	1,385,000

Service, maintenance and hardware	14,906,000	8,789,000	29,415,000	16,704,000

Total revenues	$21,820,000	$13,601,000	$42,770,000	$25,941,000

     Net Income and Loss Per Share

     The Company reports net income or loss per share in accordance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of preferred stock using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect, and therefore, these instruments would be excluded from the computation of dilutive EPS.

     In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addressed a number of questions regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock and provided guidance on application of the two-class method. The two-class method is an earnings allocation formula that determines EPS for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of previously presented EPS amounts. The adoption of this standard in the second quarter of 2004 required retroactive restatement of EPS for the three and six month periods ended June 30, 2003. Since the Company’s initial public offering in the fourth quarter of 2003, there is only one class of stock outstanding and accordingly there is no impact on 2004 EPS.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$3,139,000	$790,000	$6,141,000	$867,000
Amount allocated to participating preferred stockholders	—	(789,000)	—	(867,000)

Income available to common stockholders	$3,139,000	$1,000	$6,141,000	$—
Basic net income per share – weighted average common shares outstanding	17,905,430	2,479,764	17,411,099	2,477,525
Dilutive effect of stock options and warrants	1,883,414	348,494	1,993,474	348,494

Diluted net income per share – weighted average common shares outstanding	19,788,844	2,828,258	19,404,573	2,826,019

     Common share equivalents of 12,374 and 1,894,503 related to out-of-the-money stock options were excluded from the computation of diluted EPS for the three month periods ended June 30, 2004 and 2003 as they would have been anti-dilutive. Weighted average common shares of 7,502 and 1,890,499 were excluded from the computation of diluted EPS for the six month periods ended June 30, 2004 and 2003 as they would have been anti-dilutive. Common share equivalents of 8,052,939 related to preferred stock were excluded from the computation of diluted EPS for three and six month periods ended June 30, 2003 as they would have been antidilutive.

     Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

     The following table summarizes the Company’s comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$3,139,000	$790,000	$6,141,000	$867,000

Unrealized loss on marketable securities	(96,000)	—	(61,000)	—

Total comprehensive income	$3,043,000	$790,000	$6,080,000	$867,000

     Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. No individual customer accounted for 10% or more of total revenues for the three or six month periods ended June 30, 2003. One individual customer accounted for 13.5% and 11.8%, respectively, of total revenues for the three and six month periods ended June 30, 2004.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

     At June 30, 2004 and December 31, 2003, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.

     Stock Compensation

     The Company applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to employees and shares purchased under the 2003 Employee Stock Purchase Plan (“ESPP”). The ESPP program went into effect as of January 1, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$3,139,000	$790,000	$6,141,000	$867,000
Add: Stock compensation expense included in reported net income	100,000	127,000	200,000	147,000
Subtract: Total stock compensation expense determined under fair value method	(1,286,000)	(503,000)	(2,230,000)	(947,000)

Pro forma net income	$1,953,000	$414,000	$4,111,000	$67,000

Reported net income per share
Basic	$0.18	$0.00	$0.35	$0.00
Diluted	0.16	0.00	0.32	0.00
Pro forma net income per share
Basic	$0.11	$0.00	$0.24	$0.00
Diluted	0.10	0.00	0.21	0.00

     The above pro forma results are not necessarily indicative of future pro forma results. The fair value of each option grant or ESPP share purchase is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options or purchase rights granted during the applicable period:

	ESPP	Stock Options
	2004	2004	2003
Risk free interest rate	1.02%	3.19%	2.84%
Expected dividend yield	None	None	None
Expected life of award	6 months	5 years	6 years
Expected volatility	73%	73%	74%
Weighted average fair value	$6.52	$13.19	$1.33

     The fair value method requires the input of highly subjective assumptions, including expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

3. Acquisitions

     Eastpoint Technologies, LLC.

     On June 18, 2004, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Eastpoint Technologies, LLC (“Eastpoint”), a provider of core processing software and related services for banks, for cash consideration of approximately $7,000,000. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined by an independent valuation firm based primarily on management’s best estimate of future cash flows expected to be generated by such technology. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The purchased technology related to this acquisition is being amortized over its useful life of five years. The other intangible assets, comprised of tradenames and customer relationships are being amortized over their useful lives of five and eleven years, respectively. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during 2004.

     The allocation of purchase price is summarized below:

Tangible assets acquired	$1,306,000
Purchased technology	290,000
Goodwill	5,341,000
Other intangible assets	1,990,000
Liabilities assumed	(1,927,000)

Purchase price	$7,000,000

     The financial information in the table below summarizes the combined results of operations of the Company and Eastpoint on a pro forma basis, as though the companies had been combined as of the beginning of the periods being presented below. This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Six Months Ended June 30,
	2004	2003
Pro forma revenues	$45,729,000	$30,114,000
Pro forma net income	5,192,000	604,000
Pro forma net income per share — basic	$0.30	$0.00
Pro forma net income per share — diluted	0.27	0.00

     Maxxar Corporation

     On February 24, 2004, the Company acquired all of the outstanding capital stock of Maxxar Corporation (“Maxxar”) for cash consideration of approximately $6,500,000. Subsequent to the acquisition date, the Company paid an additional $190,000 as a contractual adjustment of the original purchase price. In connection with the acquisition, the Company incurred approximately $185,000 of acquisition-related costs. This acquisition expanded the Company’s complementary product offerings to include a comprehensive suite of interactive voice solutions and computer telephony integration products. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined by an independent valuation firm based primarily on management’s best estimate of future cash flows expected to be generated by such technology. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The purchased technology related to this acquisition is being amortized over its useful life of seven years. The other intangible assets, comprised of tradenames and customer relationships are being amortized over their useful lives of ten to twenty years.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The allocation of purchase price is summarized below:

Tangible assets acquired	$1,814,000
Purchased technology	760,000
Goodwill	4,211,000
Other intangible assets	700,000
Liabilities assumed	(610,000)

Purchase price	$6,875,000

     The financial information in the table below summarizes the combined results of operations of the Company and Maxxar on a pro forma basis, as though the companies had been combined as of the beginning of the periods being presented below. This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Six Months Ended June 30,
	2004	2003
Pro forma revenues	$43,550,000	$28,321,000
Pro forma net income	6,311,000	821,000
Pro forma net income per share — basic	$0.35	$0.00
Pro forma net income per share — diluted	0.32	0.00

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

5. Commitments and Contingencies

     Lease Obligation

     On May 4, 2004, the Company entered into a lease agreement for a new corporate headquarters facility. The term of this lease commences on August 1, 2005 or on an earlier date by mutual written consent of the Company and lessor. Minimum future lease payments total $6.5 million over the seven year term.

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

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

6. Related Party

     Until his retirement in April 2004, a director of the Company was a member of management at one of the Company’s clients. For the six month periods ended June 30, 2004 and 2003, revenues from the client were $1,008,000 and $266,000, respectively. As of June 30, 2004 and December 31, 2003, $517,000 and $0 was due from this client, respectively. Additionally, the Company holds its main operating bank account with this client.

7. Capital Stock

     On May 17, 2004, the Company completed a public offering of 4,436,442 shares of its common stock at a price of $21.50 per share. Of the 4,436,442 shares offered, 1,000,000 shares were offered by Open Solutions and 3,436,442 shares were offered by certain of the Company’s existing stockholders. On June 8, 2004, the underwriters exercised their option to purchase 665,466 additional shares of common stock from the Company at a price of $21.50 per share. The aggregate net proceeds to the Company from the offering were $33,469,000.

8. Subsequent Events

     On July 9, 2004, the Company acquired the stock of re:Member Data Services, Inc., a provider of core processing solutions for credit unions, for cash consideration of approximately $21,869,000.

     On July 23, 2004, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Omega Systems of North America LLC, a company specializing in remittance and lock box solutions, for cash consideration of approximately $2,410,000.

     Both acquisitions will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and goodwill.

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

     Our revenues have grown from approximately $14.1 million in 1999 to approximately $63.9 million in 2003. Our revenues for the three and six months ended June 30, 2004 were $21.8 million and $42.8 million, respectively. This growth has resulted from internal expansion and strategic acquisitions, through which we have developed and acquired new products and services.

     Software license revenue includes fees received from the licensing of application software. We license our proprietary software products typically under standard agreements which provide our clients with a perpetual, non-exclusive, non-transferable right to use the software for a single financial institution upon payment of a license fee.

     We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, modifying and updating the software and providing outsourcing services. Our software license agreements typically provide for five years of support services and maintenance. We perform outsourcing services through our three outsourcing centers and our check and item processing centers. Revenues from outsourcing center services and the check and item processing centers are derived from monthly service fees, typically under three to five-year service contracts with our clients.

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

     We have recorded a full valuation allowance against our deferred tax assets due to the uncertainty of their utilization. Currently, we charge against income for certain state taxes and federal alternative minimum taxes. If we determine that the deferred tax assets will be utilized and the valuation allowance is reversed, we will report a significant income tax benefit in that period and, for subsequent periods, will record a tax provision against income at the effective statutory rate. However, we do not expect to incur significant tax payments until all anticipated net operating loss carry forwards and research and development tax credits are utilized. The reversal of the tax valuation allowance could occur in the next year should we continue to be profitable and sufficient positive evidence exists to support its reversal.

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

     There were no material changes to the application of our critical accounting policies for the six months ended June 30, 2004.

Acquisitions

     Since June 2000, we have expanded our product offerings and client base through the acquisition of nine businesses. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.

     On July 1, 2003, we acquired substantially all of the assets of Liberty FiTech Systems, Inc. and assumed certain liabilities and the related future software maintenance and support obligations for consideration of approximately $11.7 million, consisting of $8.0 million in cash, a $1.9 million promissory note and 133,195 shares of our common stock subject to a put and call feature. On December 2, 2003, we purchased these 133,195 shares at a price of $13.51 per share, or an aggregate of approximately $1.8 million. The note was paid in full in December 2003 with the proceeds from our initial public offering. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired, including purchased technology of $530,000, goodwill of $4.8 million and other intangible assets of $6.7 million. We view this acquisition as an opportunity to increase our core data processing client base among credit unions and to increase the recurring revenue component of our revenues.

     On February 24, 2004, we acquired Maxxar Corporation for cash consideration of approximately $6.5 million. Subsequent to the acquisition date, we paid an additional $190,000 as a contractual adjustment of the original purchase price. In connection with the acquisition, we incurred approximately $185,000 of acquisition related costs. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the fair value of assets acquired, including purchased technology of approximately $760,000 and other intangibles of approximately $700,000. The excess of the purchase price over the fair value of the net assets acquired of $4.0 million has been allocated to goodwill. This acquisition expanded our complementary product offerings to include a comprehensive suite of interactive voice information solutions and computer telephony integration products.

     On June 18, 2004, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Eastpoint Technologies, LLC, a provider of core processing software and related services for banks, for cash consideration of approximately $7,000,000. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the fair value of the assets acquired, including purchased technology of $290,000 and other intangibles of approximately $1,990,000 and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired of $4.0 million has been allocated to goodwill. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during 2004. We believe that this acquisition is an opportunity to increase our core data processing client base among banks          .

Subsequent to the end of the second quarter of 2004, we made two additional acquisitions. On July 9, 2004, the Company acquired the stock of re:Member Data Services, Inc., a provider of core processing solutions for credit unions, for cash consideration of approximately $21,869,000. On July 23, 2004, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Omega Systems of North America LLC, a company specializing in remittance and lock box solutions, for cash consideration of approximately $2,410,000. Both acquisitions will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and goodwill.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)
Statement of Operations Data:
Revenues:
Software license	$6,914	$4,812	$13,355	$9,237
Service, maintenance and hardware	14,906	8,789	29,415	16,704

Total revenues	21,820	13,601	42,770	25,941
Cost of revenues:
Software license	1,223	1,161	2,543	2,324
Service, maintenance and hardware	7,862	4,868	15,597	9,386

Total cost of revenues	9,085	6,029	18,140	11,710
Operating expenses:
Sales and marketing	3,400	2,554	6,299	5,014
Product development	2,221	1,595	4,183	3,196
General and administrative	4,108	2,559	8,217	5,062

Total operating expenses	9,729	6,708	18,699	13,272
Income from operations	3,006	864	5,931	959
Interest income, net	274	10	522	35

Income before income taxes	3,280	874	6,453	994
Income tax provision	141	84	312	127

Net income	$3,139	$790	$6,141	$867

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
As a Percentage of Revenues:
Revenues:
Software license	31.7%	35.4%	31.2%	35.6%
Service, maintenance and hardware	68.3	64.6	68.8	64.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	5.6	8.5	5.9	9.0
Service, maintenance and hardware	36.0	35.8	36.5	36.2

Total cost of revenues	41.6	44.3	42.4	45.2
Operating expenses:
Sales and marketing	15.6	18.8	14.7	19.3
Product development	10.2	11.7	9.8	12.3
General and administrative	18.8	18.8	19.2	19.5

Total operating expenses	44.6	49.3	43.7	51.1
Income from operations	13.8	6.4	13.9	3.7
Interest income, net	1.2	0.0	1.2	0.1

Income before income taxes	15.0	6.4	15.1	3.8
Income tax provision	(0.6)	(0.6)	(0.7)	(0.5)

Net income	14.4	5.8	14.4	3.3

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Revenues. We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services and from hardware sales related to our check imaging and telephony businesses. Revenues increased 60.4% from $13.6 million for the three months ended June 30, 2003 to $21.8 million for the three months ended June 30, 2004. This increase was attributable to a $2.1 million increase in licensing revenue from our core and complementary products attributable to sales to new clients, sales of additional products to existing clients and an increase in license fees from BISYS. Of the $2.1 million increase in licensing revenues, $588,000 related to revenue from those acquisitions completed subsequent to June 30, 2003, which were Liberty FiTech Systems, Inc., Maxxar Corporation and Eastpoint Technologies, LLC. The increase in revenues was also attributable to an increase of $1.7 million in our implementation and other professional services, $326,000 of which was from acquired businesses. We also realized an increase of $2.4 million in our maintenance revenue, $1.5 million of which was from acquired businesses, and an increase of $1.4 million in our outsourcing revenues, $1.3 million of which was from acquired businesses. The increases in implementation, professional services and maintenance revenues are also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients.

     Cost of Revenues. Cost of revenues includes third party license fees and the direct expenses associated with providing our services such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 50.7% from $6.0 million for the three months ended June 30, 2003 to $9.1 million for the three months ended June 30, 2004. The increase was due primarily to a $963,000 increase in costs associated with implementation and other professional services, $298,000 of which is from acquired businesses, a $864,000 increase in costs associated with maintenance, $730,000 of which is from the acquired businesses and a $676,000 increase in costs associated with the growth of our outsourcing business, $634,000 of which is from the acquired businesses. Additionally, the costs associated with hardware and other revenues increased by $492,000, of which $343,000 related to the acquired businesses. Cost of revenues represented 44.3% of revenues for the three months ended June 30, 2003 as opposed to 41.6% of revenues for the three months ended June 30, 2004. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since June 30, 2003, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues decreased primarily because certain of our costs are fixed and our revenues grew at a faster rate than our costs.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 33.1% from $2.6 million for the three months ended June 30, 2003 to $3.4 million for the three months ended June 30, 2004. This increase was due primarily to increases in commissions from higher revenues and additional sales and marketing employees as a result of the acquired businesses. Sales and marketing expenses represented 18.8% of revenues for the three months ended June 30, 2003 as opposed to 15.6% of revenues for the three months ended June 30, 2004. Sales and marketing expenses as a percentage of revenues decreased primarily because sales and marketing expenses did not increase proportionally to our revenue growth. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.

     Product Development. Product development expenses include salaries of personnel in our product development department, consulting fees and other related expenses. Product development expenses increased 39.2% from $1.6 million for the three months ended June 30, 2003 to $2.2 million for the three months ended June 30, 2004. This increase was due primarily to a $498,000 increase in product development expenses from the acquired businesses. Product development expenses represented 11.7% of revenues for the three months ended June 30, 2003 as opposed to 10.2% of revenues for the three months ended June 30, 2004. Product development expenses as a percentage of revenues decreased primarily because our major product lines are largely developed and therefore did not require significant incremental investment. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our product development expenses would increase as a result of those acquisitions.

     General and Administrative. General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 60.5% from $2.6 million for the three months ended June 30, 2003 to $4.1 million for the three months ended June 30, 2004. The increase was due primarily to $821,000 of expense from the acquired businesses and professional fees and other costs related to the requirements of being a public company. General and administrative expenses represented 18.8% of revenues for both the three months ended June 30, 2003 and 2004. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase as a result of those acquisitions.

     Interest Income, net. Interest income, net, increased from $10,000 for the three months ended June 30, 2003 to $274,000 for the three months ended June 30, 2004. This increase was due primarily to increased interest income from the investment of the proceeds of our initial public offering in the fourth quarter of 2003 and our follow-on offering in the second quarter of 2004.

     Income Tax Provision. Income tax provision increased 67.8% from $84,000 for the three months ended June 30, 2003 to $141,000 for the three months ended June 30, 2004. The increase was primarily because increased profitability resulted in federal alternative minimum tax, higher state income tax expense and deferred federal tax expense related to the tax amortization of goodwill from the Liberty FiTech Systems, Inc. and Eastpoint Technologies, LLC acquisitions.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Revenues. Revenues increased 64.9% from $25.9 million for the six months ended June 30, 2003 to $42.8 million for the six months ended June 30, 2004. This increase was attributable to a $4.1 million increase in licensing revenue from our core and complementary products attributable to sales to new clients, sales of additional products to existing clients and an increase in license fees from BISYS. Of the $4.1 million increase in licensing revenues, $946,000 related to revenue from those acquisitions completed subsequent to June 30, 2003. The increase in revenues was also attributable to an increase of $4.2 million in our implementation and other professional services, $686,000 of which was from acquired businesses. We also realized an increase of $4.1 million in our maintenance revenue, $2.6 million of which was from acquired businesses, and an increase of $3.1 million in our outsourcing revenues, $2.7 million of which was from acquired businesses. The increases in implementation, professional services and maintenance revenues is also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients.

     Cost of Revenues. Cost of revenues increased 54.9% from $11.7 million for the six months ended June 30, 2003 to $18.1 million for the six months ended June 30, 2004. The increase was due primarily to a $1.9 million increase in costs associated with implementation and other professional services, $651,000 of which is from acquired businesses, a $1.6 million increase in costs associated with maintenance, $1.3 million of which is from the acquired businesses and a $1.6 million increase in costs associated with the growth of our outsourcing business, $1.3 million of which is from the acquired businesses. Additionally, the costs associated with hardware and other revenues increased by $1.1 million, of which $419,000 related to the acquired businesses. Cost of revenues represented 45.2% of revenues for the six months ended June 30, 2003 as opposed to 42.4% of revenues for the six months ended June 30, 2004. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since June 30, 2003, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues decreased primarily because certain of our costs are fixed and our revenues grew at a faster rate than our costs.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 25.6% from $5.0 million for the six months ended June 30, 2003 to $6.3 million for the six months ended June 30, 2004. This increase was due primarily to increases in commissions from higher revenues and additional sales and marketing employees as a result of the acquired businesses. Sales and marketing expenses represented 19.3% of revenues for the six months ended June 30, 2003 as opposed to 14.7% of revenues for the six months ended June 30, 2004. Sales and marketing expenses as a percentage of revenues decreased because sales and marketing expenses did not increase proportionally to our revenue growth. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.

     Product Development. Product development expenses increased 30.9% from $3.2 million for the six months ended June 30, 2003 to $4.2 million for the six months ended June 30, 2004. This increase was due primarily to a $837,000 increase in product development expenses from the acquired businesses. Product development expenses represented 12.3% of revenues for the six months ended June 30, 2003 as opposed to 9.8% of revenues for the six months ended June 30, 2004. Product development expenses as a percentage of revenues decreased primarily because our major product lines are largely developed and therefore did not require incremental investment. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our product development expenses would increase as a result of those acquisitions.

     General and Administrative. General and administrative expenses increased 62.3% from $5.1 million for the six months ended June 30, 2003 to $8.2 million for the six months ended June 30, 2004. The increase was due primarily to $1.5 million of expense from the acquired businesses and professional fees and other costs related to the requirements of being a public company. General and administrative expenses represented 19.5% of revenues for the six months ended June 30, 2003 as opposed to 19.2% of revenues for the six months ended June 30, 2004. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase as a result of those acquisitions.

     Interest Income, net. Interest income, net, increased from $35,000 for the six months ended June 30, 2003 to $522,000 for the six months ended June 30, 2004. This increase was due primarily to increased interest income from the investment of the proceeds of our initial public offering in the fourth quarter of 2003 and our follow-on public offering in the second quarter of 2004.

     Income Tax Provision. Income tax provision increased 145.7% from $127,000 for the six months ended June 30, 2003 to $312,000 for the six months ended June 30, 2004. The increase was primarily because increased profitability resulted in federal alternative minimum tax, higher state income tax expense and deferred federal tax expense related to the tax amortization of goodwill from the Liberty FiTech Systems Inc. and Eastpoint Technologies LLC acquisitions.

Liquidity and Capital Resources

     At June 30, 2004 and December 31, 2003, we had cash and cash equivalents totaling $106.5 million and $85.0 million, respectively.

     The following table sets forth the elements of our cash flow statement for the following periods:

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$6,621	$2,726
Net cash used in investing activities	(20,727)	(527)
Net cash provided by financing activities	35,616	1,608

     Cash from Operating Activities

     Cash provided by operations in the six months ended June 30, 2004 was attributable to net income of $6.1 million, depreciation and amortization and other non-cash items of $2.7 million partially offset by a increase in working capital of $2.2 million, primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued expenses. The increase in working capital was partially offset by an increase in deferred revenue. Cash provided by operations in the six months ended June 30, 2003 was attributable to net income of $867,000, depreciation and amortization and other non-cash items of $1.7 million and a decrease in working capital of $120,000.

     Cash from Investing Activities

     Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the six months ended June 30, 2004 and 2003 were $2.1 million and $527,000, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. During the second half of 2004, we expect to spend approximately $1,200,000 and $500,000, respectively, on the build out of our new lease facility and the implementation of a new enterprise software system. We currently have no other significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

     In the six months ended June 30, 2004, we purchased $5.0 million in marketable securities.

     Additionally, net cash used in investing activities for the six months ended June 30, 2004 included $6.8 million used for the acquisition of Maxxar Corporation and $6.8 million used for the acquisition of Eastpoint Technologies, Inc., net of cash received.

     Cash from Financing Activities

     On May 17, 2004, we completed a follow-on offering of 4,436,442 shares of our common stock at a price of $21.50 per share. Of the 4,436,442 shares offered, 1,000,000 shares were offered by Open Solutions and 3,436,442 shares were offered by certain of our existing stockholders. On June 8, 2004, the underwriters exercised their option to purchase 665,466 additional shares of our common stock at a price of $21.50 per share. The aggregate net proceeds from the offering were $33.5 million.

     During the six months ended June 30, 2004, we also received $2.0 million of proceeds from the exercise of stock options and $322,000 from the issuance of common stock in connection with our employee stock purchase program.

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

     As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses and tax credit carry forwards. We experienced such an ownership change in 1995. The follow-on offering has resulted in a second ownership change. This limitation of the utilization of federal net operating losses imposed by Section 382 is applied annually and is equal to a published long term exempt rate multiplied by the aggregate fair value of the company immediately prior to the ownership change. This resulting limitation may also be increased by imputed tax deductions of certain intangibles resulting from built-in gains, as defined. We do not believe that the Section 382 limitation with respect to the 1995 ownership change nor the change that resulted from the follow-on offering will result in the loss of any net operating losses or tax credit carry forwards prior to their expiration. As a result of future issuance of, sales of, and other transactions involving our common stock, we may experience an ownership change in the future, which could cause such federal net operating losses and tax credit carryforwards to be subject to limitation under Section 382.

Recent Developments

     On July 9, 2004, we acquired the stock of re:Member Data Services, Inc., a provider of core processing solutions for credit unions, for cash consideration of approximately $21,869,000.

     On July 23, 2004, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Omega Systems of North America LLC, a company specializing in remittance and lock box solutions, for cash consideration of approximately $2,410,000.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations as of June 30, 2004

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$420,000	$380,000	$40,000	$—	$—
Operating Leases	10,091,000	2,091,000	3,348,000	2,003,000	2,649,000

Total Contractual Obligations	$10,511,000	$2,471,000	$3,388,000	$2,003,000	$2,649,000

     On May 4, 2004, Open Solutions entered into a lease agreement for a new corporate headquarters facility. The term of this lease agreement commences on August 1, 2005, or earlier upon mutual written consent of us and the lessor. The obligations related to this lease are included in the table above.

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

     We were incorporated in May 1992 and did not release our first product until 1995. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with limited operating histories. Although we have been profitable for the year ended December 31, 2003 and in some recent quarters, we may not be profitable in future periods, either on a short or long-term basis. We incurred operating losses of approximately $15.3 million, $10.3 million and $3.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. As of June 30, 2004, we had an accumulated deficit of approximately $40.9 million. There can be no assurance that operating losses will not recur in the future, that we will ever sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.

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

     We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 31.2% of revenues for the six months ended June 30, 2004, 33.5% of revenues for the year ended December 31, 2003, 30.3% of revenues for the year ended December 31, 2002 and 36.6% of revenues for the year ended December 31, 2001. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.

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

     We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, we expect that one major national outsourcing center, will account for a meaningful portion of our revenues over time. During the six months ended June 30, 2004, this partner represented approximately $5.1 million, or 11.8%, of our total revenues. During the fiscal year ended December 31, 2003, this partner represented approximately $5.8 million, or 9.1%, of our total revenues. On September 30, 2003, we amended and restated our software license agreement with this partner, effective as of September 1, 2003. We expect that, as a result of this amendment and restatement, in the future this partner will account for a greater portion of our revenues than it has historically.

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

     We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $27.3 million in 2001 to approximately $44.3 million in 2002 and approximately $63.9 million in 2003. As of June 30, 2004, we had 468 employees, up from 278 as of December 31, 2002. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

The requirements of being a public company may strain our resources and distract management.

     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We currently do not have an internal audit group. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and we cannot assure you that we will be able to do so in a timely fashion.

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

     On May 17, 2004, we completed a public offering of 4,436,442 shares of our common stock at a price of $21.50 per share. Of the 4,436,442 shares offered, 1,000,000 shares were offered by Open Solutions and 3,436,442 shares were offered by certain of our existing stockholders. On June 8, 2004, the underwriters exercised their option to purchase 665,466 additional shares of our common stock at a price of $21.50 per share. The aggregate net proceeds from the offering were $33.5 million.

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

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. On August 16, 2004, 1,320,273 shares of our common stock will become eligible for sale in the public market upon expiration of lock-up agreements entered into in connection with our follow-on offering.

     In addition, as of June 30, 2004, we had options to purchase a total of 2,986,278 shares of our common stock outstanding under our 1994 Stock Incentive Plan, 2000 Stock Incentive Plan and 2003 Stock Incentive Plan, of which 1,465,012 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse and our stockholders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

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

     Our interest income is generally not sensitive to changes in the general level of interest rates in the United States. A 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

     We do not hold derivative financial or commodity instruments, nor engage in any foreign currency transactions, and all of our cash and cash equivalents are held on deposit with banks and highly liquid marketable securities with maturities of three months or less.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-108293), which was declared effective by the Securities and Exchange Commission on November 25, 2003. In addition to expenses incurred in connection with the IPO and previously disclosed in our Form 10-K for the year ended December 31, 2003, from the effective date of the registration statement through June 30, 2004, we have spent an additional $6.8 million and $7.0 million of the $86.4 million of net proceeds from the IPO on the purchase of all of the capital stock of Maxxar Corporation and substantially all of the outstanding operating assets of Eastpoint Technologies, LLC, respectively. Payments of proceeds were to persons other than our directors or officers (or their associates), persons owning 10% or more of our equity securities, or our affiliates.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 25, 2004, we held our 2004 Annual Meeting of Stockholders (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting, for which there were no broker non-votes:

1.	Carlos P. Naudon and Richard P. Yanak were elected to serve for a term of three years as Class I Directors. The remaining terms of Louis Hernandez, Jr., Douglas K. Anderson, Douglas C. Carlisle, David Dame and Samuel F. McKay continued after the meeting. The results of the vote with respect to each nominee for director were as follows:

	For	Withheld
Carlos P. Naudon	11,372,138	387,662
Richard P. Yanak	11,618,381	141,419

2.	The ratification of the selection by the Audit Committee of our Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2004 was approved. The votes were cast as follows: 11,659,705 shares of common stock were voted for the ratification, 92,355 shares of common stock were voted against the ratification and 7,740 shares of common stock abstained from the vote.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K.

     On April 22, 2004, Open Solutions furnished a current report on Item 12 of Form 8-K, dated as of that date, which attached a press release regarding its financial results for the three months ended March 31, 2004.

     On June 23, 2004, Open Solutions filed a Current Report on Items 5 and 7 of Form 8-K, dated June 18, 2004, reporting that EP Acquisition Corp., its wholly-owned subsidiary, had purchased substantially all of the assets of Eastpoint Technologies, LLC.

     On July 13, 2004, Open Solutions filed a Current Report on Items 2 and 7 of Form 8-K, dated July 8, 2004, reporting that RD Acquisition Corp., its wholly-owned subsidiary, had purchased all of the outstanding shares of capital stock of re:Member Data Services, Inc.

     On July 22, 2004, Open Solutions furnished a Current Report on Item 12 of Form 8-K, dated as of that date, which attached a press release regarding its financial results for the three and six months ended June 30, 2004.

     On July 27, 2004, Open Solutions filed a Current Report on Items 5 and 7 of Form 8-K, dated July 23, 2004, reporting that it had purchased substantially all of the assets of Omega Systems of North America LLC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN SOLUTIONS INC.

/s/ Louis Hernandez, Jr.

Date: August 16, 2004	Louis Hernandez, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Carl D. Blandino

Date: August 16, 2004	Carl D. Blandino
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated as of June 18, 2004, between Eastpoint Technologies, LLC and EP Acquisition Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 18, 2004 (File No. 0-02333)).

2.2	Stock Purchase Agreement, dated as of July 8, 2004, by and among David B. Becker, John E. Taylor, as Trustee of the David B. Becker Family Trust and David B. Becker, as Trustee of the David B. Becker Charitable Remainder Unitrust, as shareholders of re:Member Data Services, Inc., and RD Acquisition Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 8, 2004 (File No. 0-02333)).

2.3	Asset Purchase Agreement, dated as of July 23, 2004, among Omega Systems of North America LLC, Evan P. Lewis, as sole trustee of Omega Systems of North America Voting Trust, Evan P. Lewis, as sole trustee of Omega Systems of North America Holding Trust, Tri-Core Systems Enterprises, LLC, Evan P. Lewis, as sole trustee of Tri-Core Holding Trust, Evan P. Lewis and Open Solutions Inc. (Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 23, 2004 (File No. 0-02333)).

10.1	Form of Incentive Stock Option Agreement for Registrant’s 2000 Stock Incentive Plan

10.2	Form of Nonstatutory Stock Option Agreement for Registrant’s 2000 Stock Incentive Plan

10.3	Form of Incentive Stock Option Agreement for Registrant’s 2003 Stock Incentive Plan

10.4	Form of Nonstatutory Stock Option Agreement for Registrant’s 2003 Stock Incentive Plan

31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.