Form 10-Q
period 2004-09-30
OPEN SOLUTIONS INC
filed 2004-11-12
CIK 873538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of November 10, 2004, 19,295,315 shares of common stock, $0.01 par value per share, were outstanding.

OPEN SOLUTIONS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September
	30,	December 31,
	2004	2003
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$86,455	$84,953
Investments in marketable securities	13,036	—
Accounts receivable, net	18,880	10,267
Deferred costs	1,316	1,563
Prepaid expenses and other current assets	3,175	2,188

Total current assets	122,862	98,971
Fixed assets, net	8,833	5,500
Investments in marketable securities	—	8,028
Capitalized software costs, net	4,300	2,964
Other intangible assets, net	20,059	6,421
Goodwill	34,860	11,187

Total assets	$190,914	$133,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,193	$1,800
Accrued expenses	11,164	8,368
Deferred revenue, current portion	21,113	15,324
Capital lease obligations, current portion	202	395

Total current liabilities	35,672	25,887

Capital lease obligations, less current portion	21	64
Deferred revenue, less current portion	1,202	1,479
Other long-term liabilities	292	222

Total liabilities	37,187	27,652

Commitments and contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 19,206,847 and 16,786,329 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	192	168
Additional paid-in capital	189,974	152,274
Accumulated other comprehensive loss	(56)	(28)
Accumulated deficit	(36,383)	(46,995)

Total stockholders’ equity	153,727	105,419

Total liabilities and stockholders’ equity	$190,914	$133,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands, except share and per share data)
Revenues:
Software license	$9,412	$4,688	$22,768	$13,926
Service, maintenance and hardware	18,920	12,739	48,334	29,442

Total revenues	28,332	17,427	71,102	43,368

Cost of revenues:
Software license	2,008	1,278	4,552	3,602
Service, maintenance and hardware	9,503	7,126	25,100	16,512

Total cost of revenues	11,511	8,404	29,652	20,114

Gross profit	16,821	9,023	41,450	23,254

Operating expenses:
Sales and marketing	3,755	2,590	10,053	7,604
Product development	3,228	1,825	7,410	5,021
General and administrative	5,476	3,693	13,692	8,755

Total operating expenses	12,459	8,108	31,155	21,380

Income from operations	4,362	915	10,295	1,874
Interest income (expense), net	363	(53)	885	(18)

Income before income taxes	4,725	862	11,180	1,856
Income tax provision	(255)	(56)	(567)	(183)

Net income	$4,470	$806	$10,613	$1,673

Net income per common share:
— Basic	$0.23	$0.00	$0.59	$0.00
— Diluted	0.21	0.00	0.53	0.00
Weighted average common shares used to compute net income per common share:
— Basic	19,107,201	2,497,933	17,980,593	2,487,816
— Diluted	20,867,976	2,846,363	19,895,660	2,836,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income	$10,613	$1,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,127	2,830
Compensation expense related to stock and options granted	298	360
Provision for doubtful accounts	44	(17)
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(6,971)	(534)
Prepaid expenses and other current assets	194	(514)
Accounts payable and accrued expenses	(65)	842
Deferred revenue	2,654	(1,937)

Net cash provided by operating activities	10,894	2,703

Cash flows from investing activities
Purchases of fixed assets	(3,511)	(871)
Purchase of developed software	—	(20)
Purchases of marketable securities	(5,036)	—
Business acquisitions, net of cash received	(37,244)	(8,000)

Net cash used in investing activities	(45,791)	(8,891)

Cash flows from financing activities
Proceeds from exercise of stock options	2,977	4
Proceeds from issuance of common stock from employee stock purchase plan	332	—
Proceeds from issuance of long-term debt	—	1,661
Repayment of long-term debt	—	(221)
Repayment of capital lease obligations	(349)	(104)
Net proceeds from sale of common stock	33,439

Net cash provided by financing activities	36,399	1,340

Net increase (decrease) in cash and cash equivalents	1,502	(4,848)
Cash and cash equivalents, beginning of period	84,953	11,414

Cash and cash equivalents, end of period	$86,455	$6,566
Supplemental disclosures
Cash paid for interest	$55	$40
Cash paid for income taxes	394	161

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

2. Summary of Significant Accounting Policies

     Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and nine month periods ended September 30, 2004 may not be indicative of the results expected for any succeeding quarter or for the entire fiscal year ending December 31, 2004.

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

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Software license	$9,412,000	$4,688,000	$22,768,000	$13,926,000

Installation, training and professional services	4,695,000	2,676,000	12,688,000	7,055,000
Maintenance, support and data center services	13,209,000	8,300,000	31,938,000	19,803,000
Hardware	1,016,000	1,763,000	3,708,000	2,584,000

Service, maintenance and hardware	18,920,000	12,739,000	48,334,000	29,442,000

Total revenues	$28,332,000	$17,427,000	$71,102,000	$43,368,000

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

     In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addressed a number of questions regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock and provided guidance on application of the two-class method. The two-class method is an earnings allocation formula that determines EPS for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of previously presented EPS amounts. The adoption of this standard in the second quarter of 2004 required retroactive restatement of EPS for the three and nine month periods ended September 30, 2003. Since the Company’s initial public offering in the fourth quarter of 2003, there is only one class of stock outstanding and accordingly there is no impact on EPS reported in 2004.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

     The following table reconciles the weighted average shares outstanding used to calculate basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$4,470,000	$806,000	$10,613,000	$1,673,000
Amount allocated to participating preferred stockholders	—	(801,000)	—	(1,673,000)

Income available to common stockholders	$4,470,000	$5,000	$10,613,000	$—
Basic net income per share – weighted average common shares outstanding	19,107,201	2,497,933	17,980,593	2,487,816
Dilutive effect of stock options and warrants	1,760,775	348,430	1,915,067	348,430
Dilutive effect of preferred stock conversion	—	—	—	—

Diluted net income per share – weighted average common shares outstanding	20,867,976	2,846,363	19,895,660	2,836,246

     Weighted average common share equivalents of 75,101 and 2,802,563 related to out-of-the-money stock options were excluded from the computation of diluted EPS for the three month periods ended September 30, 2004 and 2003 as they would have been anti-dilutive. Weighted average common shares of 27,818 and 2,579,260 related to out-of-the-money stock options were excluded from the computation of diluted EPS for the nine month periods ended September 30, 2004 and 2003 as they would have been anti-dilutive. Common share equivalents of 8,052,939 related to preferred stock were excluded from the computation of diluted EPS for three and nine month periods ended September 30, 2003 as they would have been antidilutive.

     Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

     The following table summarizes the Company’s comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$4,470,000	$806,000	$10,613,000	$1,673,000
Unrealized gain (loss) on marketable securities	33,000	—	(28,000)	—

Total comprehensive income	$4,503,000	$806,000	$10,585,000	$1,673,000

     Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. One individual customer accounted for 12% of total revenues for both the three and nine month periods ended September 30, 2004. One individual customer accounted for 11% of total revenues for the three month period ended September 30, 2003. No one individual customer accounted 10% or more of total revenues for the nine month period ended September 30, 2003.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

     At September 30, 2004 and December 31, 2003, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,470,000	$806,000	$10,613,000	$1,673,000
Add: Stock compensation expense included in reported net income	98,000	215,000	298,000	360,000
Subtract: Total stock compensation expense determined under fair value method	(1,275,000)	(897,000)	(3,475,000)	(1,844,000)

Pro forma net income	$3,293,000	$124,000	$7,436,000	$189,000

Reported net income per share
Basic	$0.23	$0.00	$0.59	$0.00
Diluted	0.21	0.00	0.53	0.00
Pro forma net income per share
Basic	$0.17	$0.00	$0.41	$0.00
Diluted	0.16	0.00	0.37	0.00

     The above pro forma results are not necessarily indicative of future pro forma results. The fair value of each option grant or ESPP share purchase is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options or purchase rights granted during the nine month periods ended September 30, 2004 and 2003, respectively:

	ESPP	Stock Options
	2004	2004	2003
Risk free interest rate	1.02%	3.26%	3.96%
Expected dividend yield	None	None	None
Expected life of award	6 months	5 years	6 years
Expected volatility	73%	69%	74%
Weighted average fair value	$6.52	$13.07	$4.45

     The fair value method requires the input of highly subjective assumptions, including expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

3. Acquisitions

     Omega Systems of North America

     On July 23, 2004, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Omega Systems of North America LLC, a company specializing in remittance and lock box solutions, for cash consideration of approximately $2,410,000 and acquisition-related costs of approximately $49,000. This acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and goodwill. Pro forma information related to the combined results of operations of the Company and Omega were not material for the nine months ended September 30, 2004 and 2003, respectively.

     re:Member Data Services, Inc.

     On July 8, 2004, the Company acquired all of the outstanding stock of re:Member Data Services, Inc. (“RDS”), a provider of core processing software and related services for credit unions, for cash consideration of approximately $21,869,000 and employee stock options valued at approximately $789,000. In connection with the acquisition, the Company incurred approximately $96,000 of acquisition-related costs. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. Acquired liabilities include approximately $1.0 million related to estimated losses on a lease obligation (see Note 5). The fair value of purchased technology was determined by an independent valuation firm based primarily on management’s best estimate of future cash flows expected to be generated by such technology. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The purchased technology related to this acquisition is being amortized over its estimated useful life of five years. The other intangible assets, comprised of customer relationships, tradenames and a non-compete agreement are being amortized over their estimated useful lives of sixteen, five and five years, respectively. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during 2004.

     The financial information in the table below summarizes the combined results of operations of the Company and RDS on a pro forma basis, as though the companies had been combined as of the beginning of the periods being presented below. This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Nine Months Ended September 30,
	2004	2003
Pro forma revenues	$77,414,000	$53,194,000
Pro forma net income	9,499,000	896,000
Pro forma net income per share — basic	$0.53	$0.00
Pro forma net income per share — diluted	0.48	0.00

     Eastpoint Technologies, LLC

     On June 18, 2004, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Eastpoint Technologies, LLC (“Eastpoint”), a provider of core processing software and related services for banks, for cash consideration of approximately $7,000,000. Subsequent to the acquisition date, the Company received $206,000 from amounts paid to escrow as a contractual adjustment of the original purchase price. In connection with the acquisition, the Company incurred approximately $83,000 of acquisition-related costs. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined by an independent valuation firm based primarily on management’s best estimate of future cash flows expected to be generated by such technology. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The purchased technology related to this acquisition is being amortized over its estimated useful life of five years. The other intangible assets, comprised of tradenames and customer relationships are being amortized over their estimated useful lives of five and eleven years, respectively. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during 2004.

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

	Nine Months Ended September 30,
	2004	2003
Pro forma revenues	$74,061,000	$49,014,000
Pro forma net income	9,550,000	1,144,000
Pro forma net income per share — basic	$0.53	$0.00
Pro forma net income per share — diluted	0.48	0.00

Maxxar Corporation

     On February 24, 2004, the Company acquired all of the outstanding capital stock of Maxxar Corporation (“Maxxar”) for cash consideration of approximately $6,500,000. Subsequent to the acquisition date, the Company paid an additional $190,000 as a contractual adjustment of the original purchase price. In connection with the acquisition, the Company incurred approximately $185,000 of acquisition-related costs. This acquisition expanded the Company’s complementary product offerings to include a comprehensive suite of interactive voice solutions and computer telephony integration products. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined by an independent valuation firm based primarily on management’s best estimate of future cash flows expected to be generated by such technology. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The purchased technology related to this acquisition is being amortized over its estimated useful life of seven years. The other intangible assets, comprised of tradenames and customer relationships are being amortized over their estimated useful lives of ten to twenty years.

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

	Nine Months Ended September 30,
	2004	2003
Pro forma revenues	$71,882,000	$46,809,000
Pro forma net income	10,783,000	1,636,000
Pro forma net income per share — basic	$0.60	$0.00
Pro forma net income per share — diluted	0.54	0.00

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

     The allocation of purchase price for each of the 2004 acquisitions is summarized below:

	Omega	RDS	Eastpoint	Maxxar
Tangible assets acquired	$477,000	$2,670,000	$1,272,000	$1,814,000
Purchased technology	250,000	750,000	290,000	760,000
Goodwill	2,004,000	12,100,000	5,322,000	4,243,000
Other intangible assets	200,000	11,440,000	1,990,000	700,000
Liabilities assumed	(472,000)	(4,206,000)	(1,997,000)	(642,000)

Purchase price	$2,459,000	$22,754,000	$6,877,000	$6,875,000

4. Long-Term Debt

     Line of Credit and Equipment Term Loan

     On April 29, 2003, the Company secured a credit facility upon which it was able to draw an aggregate amount of $4,000,000. The facility provided for funding of up to $2,000,000 for an Equipment Term Loan and $2,000,000 for a Working Capital Line. The Equipment Term Loan bore interest at the greater of the prime rate plus 1% or 5.75%. The Working Capital Line bore interest at the greater of the prime rate plus 0.5% or 5.25%. The Company borrowed $1.7 million against the equipment portion of the facility, which was paid in full in December 2003 from the proceeds of the Company’s initial public offering. The Company terminated the facility in February 2004.

5. Commitments and Contingencies

     Lease Obligation

     On May 4, 2004, the Company entered into a lease agreement for a new corporate headquarters facility. The term of this lease commences on August 1, 2005 or on an earlier date by mutual written consent of the Company and lessor. Minimum future lease payments total approximately $6.5 million over the seven year term.

     In connection with the acquisition of RDS, the Company assumed a lease obligation for its primary operating facility that extends through December 2010. Minimum future lease payments total approximately $6.9 million over the remaining term.

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

6. Related Party

     Until his retirement in April 2004, a director of the Company was a member of management at one of the Company’s clients. For the nine month periods ended September 30, 2004 and 2003, revenues from the client were $2,258,000 and $460,000, respectively. As of September 30, 2004 and December 31, 2003, $511,000 and $0 was due from this client, respectively. Additionally, the Company holds its main operating bank account with this client.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

7. Capital Stock

     On May 17, 2004, the Company completed a public offering of 4,436,442 shares of its common stock at a price of $21.50 per share. Of the 4,436,442 shares offered, 1,000,000 shares were offered by Open Solutions and 3,436,442 shares were offered by certain of the Company’s existing stockholders. On June 8, 2004, the underwriters exercised their option to purchase 665,466 additional shares of common stock from the Company at a price of $21.50 per share. The aggregate net proceeds to the Company from the offering were $33,423,000.

8. Subsequent Events

     Acquisition of Datawest Corporation

     On August 25, 2004, the Company reached an agreement to acquire all of the outstanding stock of Datawest Corporation (Datawest), a provider of core data processing and payment technology solutions in Canada. On October 21, 2004, the shareholders of Datawest approved the sale of Datawest to the Company and on October 29, 2004, the acquisition was completed for cash consideration of CDN $1.16 (approximately US$0.95 at the exchange rate as of October 29, 2004) per common share for 29,824,126 common shares and CDN $2.60 (approximately US$2.13 at the exchange rate as of October 29, 2004) per preferred share for 5,000,000 preferred shares, for a total aggregate consideration of CDN$47,595,986 (approximately US$38.9 million at the exchange rate as of October 29, 2004). Additionally, the Company repaid US$8.3 million of outstanding debt and has incurred approximately US$286,000 of acquisition costs through October 31, 2004 for a total purchase price of US$47.5 million. This acquisition will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and goodwill.

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

     Our revenues have grown from approximately $14.1 million in 1999 to approximately $63.9 million in 2003. Our revenues for the three and nine months ended September 30, 2004 were $28.3 million and $71.1 million, respectively. This growth has resulted from internal expansion and strategic acquisitions, through which we have developed and acquired new products and services.

     Software license revenue includes fees received from the licensing of application software. We license our proprietary software products typically under standard agreements which provide our clients with a perpetual, non-exclusive, non-transferable right to use the software for a single financial institution upon payment of a license fee.

     We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, supporting the software and providing outsourcing services. Our software license agreements typically provide for five years of support services and maintenance. We perform outsourcing services through our four outsourcing centers and our check and item processing centers. Revenues from outsourcing center services and the check and item processing centers are derived from monthly service fees, typically under three to five-year service contracts with our clients.

     We derive other revenues from hardware sales and client reimbursement of out-of-pocket costs. We have entered into agreements with several hardware manufacturers under which we sell computer hardware and related services, primarily to our check imaging and telephony clients. Client reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel.

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

     We have recorded a full valuation allowance against our deferred tax assets due to the uncertainty of their utilization. Currently, we charge against income for certain state taxes and federal alternative minimum taxes. If we determine that the deferred tax assets will be utilized and the valuation allowance is reversed, we will report a significant income tax benefit in that period and, for subsequent periods, will record a tax provision against income at the effective statutory rate. However, we do not expect to incur significant tax payments until all anticipated net operating loss carry forwards and research and development tax credits are utilized. The reversal of the tax valuation allowance could occur in the near term, possibly in the next three to six months, should we continue to be profitable and sufficient positive evidence exists to support its reversal.

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

     There were no material changes to the application of our critical accounting policies for the nine months ended September 30, 2004.

Acquisitions

     Since June 2000, we have expanded our product offerings and client base through the acquisition of nine businesses. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.

     On July 1, 2003, we acquired substantially all of the assets of Liberty FiTech Systems, Inc. and assumed certain liabilities and the related future software maintenance and support obligations for consideration of approximately $11.7 million, consisting of $8.0 million in cash, a $1.9 million promissory note and 133,195 shares of our common stock subject to a put and call feature. On December 2, 2003, we purchased these 133,195 shares at a price of $13.51 per share, or an aggregate of approximately $1.8 million. The note was paid in full in December 2003 with the proceeds from our initial public offering. The acquisition was recorded under the purchase method with the total consideration allocated to the fair value of assets acquired, including purchased technology of $530,000, goodwill of $4.8 million and other intangible assets of $6.7 million. This acquisition has increased our core data processing client base among credit unions and increased the recurring revenue component of our revenues.

     On February 24, 2004, we acquired Maxxar Corporation for cash consideration of approximately $6.5 million. Subsequent to the acquisition date, we paid an additional $190,000 as a contractual adjustment of the original purchase price. In connection with the acquisition, we incurred approximately $185,000 of acquisition related costs. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the fair value of assets acquired, including purchased technology of approximately $760,000 and other intangibles of approximately $700,000. The excess of the purchase price over the fair value of the net assets acquired of $4.2 million has been allocated to goodwill. This acquisition expanded our complementary product offerings to include a comprehensive suite of interactive voice information solutions and computer telephony integration products.

     On June 18, 2004, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Eastpoint Technologies, LLC, a provider of core processing software and related services for banks, for cash consideration of approximately $7.0 million. Subsequent to the acquisition date, we received $206,000 from amounts paid to escrow as a contractual adjustment of the original purchase price. In connection with the acquisition, we incurred approximately $83,000 of acquisition-related costs. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the fair value of the assets acquired, including purchased technology of $290,000 and other intangibles of approximately $1,990,000 and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired of $5.3 million has been allocated to goodwill. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during 2004. This acquisition increased our core data processing client base among banks and increased the recurring revenue component of our revenues.

On July 9, 2004, we acquired the stock of re:Member Data Services, Inc., a provider of core processing solutions for credit unions, for cash consideration of approximately $21.9 million and employee stock options valued at approximately $789,000. In connection with the acquisition, the Company incurred approximately $96,000 of acquisition-related costs. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the fair value of the assets acquired, including purchased technology of $750,000 and other intangibles of approximately $11.4 million and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired of $12.1 million has been allocated to goodwill. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during 2004. This acquisition increased our core data processing client base among credit unions and increased the recurring revenue component of our revenues.

On July 23, 2004, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Omega Systems of North America LLC, a company specializing in remittance and lock box solutions, for cash consideration of approximately $2.4 million and acquisition-related costs of approximately $49,000.

On August 25, 2004, we reached an agreement to acquire all of the outstanding stock of Datawest Corporation (Datawest), a provider of core data processing and payment technology solutions in Canada. On October 21, 2004, the shareholders of Datawest approved the sale of Datawest to Open Solutions and on October 29, 2004, the acquisition was completed for cash consideration of CDN $1.16 (approximately US$0.95 at the exchange rate as of October 29, 2004) per common share for 29,824,126 common shares and CDN $2.60 (approximately US$2.13 at the exchange rate as of October 29, 2004) per preferred share for 5,000,000 preferred shares, for a total aggregate consideration of CDN$47,595,986 (approximately US$38.9 million at the exchange rate as of October 29, 2004). Additionally, we repaid US$8.3 million of outstanding debt and have incurred approximately US$286,000 of acquisition costs through October 31, 2004 for a total purchase price of US$47.5 million. This acquisition will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and goodwill. We view this acquisition as an opportunity to increase our core data processing base internationally into Canada, to increase the recurring revenue component of our revenues and to expand our product offerings to include electronic payment products and services.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Statement of Operations Data:
Revenues:
Software license	$9,412	$4,688	$22,768	$13,926
Service, maintenance and hardware	18,920	12,739	48,334	29,442

Total revenues	28,332	17,427	71,102	43,368
Cost of revenues:
Software license	2,008	1,278	4,552	3,602
Service, maintenance and hardware	9,503	7,126	25,100	16,512

Total cost of revenues	11,511	8,404	29,652	20,114
Operating expenses:
Sales and marketing	3,755	2,590	10,053	7,604
Product development	3,228	1,825	7,410	5,021
General and administrative	5,476	3,693	13,692	8,755

Total operating expenses	12,459	8,108	31,155	21,380
Income from operations	4,362	915	10,295	1,874
Interest income (expense), net	363	(53)	885	(18)

Income before income taxes	4,725	862	11,180	1,856
Income tax provision	(255)	(56)	(567)	(183)

Net income	$4,470	$806	$10,613	$1,673

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
As a Percentage of Revenues:
Revenues:
Software license	33.2%	26.9%	32.0%	32.1%
Service, maintenance and hardware	66.8	73.1	68.0	67.9

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	7.1	7.3	6.4	8.3
Service, maintenance and hardware	33.5	40.9	35.3	38.1

Total cost of revenues	40.6	48.2	41.7	46.4
Operating expenses:
Sales and marketing	13.3	14.8	14.1	17.5
Product development	11.4	10.5	10.4	11.6
General and administrative	19.3	21.2	19.3	20.2

Total operating expenses	44.0	46.5	43.8	49.3
Income from operations	15.4	5.3	14.5	4.3
Interest income (expense), net	1.3	(0.3)	1.2	0.0

Income before income taxes	16.7	5.0	15.7	4.3
Income tax provision	(0.9)	(0.3)	(0.8)	(0.4)

Net income	15.8	4.7	14.9	3.9

     Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenues. We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services and from hardware sales related to our check imaging and telephony businesses. Revenues increased 62.6% from $17.4 million for the three months ended September 30, 2003 to $28.3 million for the three months ended September 30, 2004. This increase was attributable to a $4.7 million increase in licensing revenue from our core and complementary products attributable to sales to new clients, including those clients of our acquired entities, sales of additional products to existing clients and an increase in license fees from BISYS. Of the $4.7 million increase in licensing revenues, $960,000 related to revenue from those acquisitions completed subsequent to September 30, 2003, which were Maxxar Corporation, Eastpoint Technologies, LLC, re:Member Data Services, Inc and Omega Systems of North America. The increase in revenues was also attributable to an increase of $2.0 million in our implementation and other professional services, $945,000 of which was from acquired businesses. We also realized an increase of $2.4 million in our maintenance revenue, $1.8 million of which was from acquired businesses, and an increase of $2.5 million in our outsourcing revenues, $2.4 million of which was from acquired businesses. The increases in implementation, professional services and maintenance revenues are also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients. Additionally, revenues associated with hardware and other revenues decreased by $747,000 as compared to the three months ended September 30, 2003 due to one large transaction in 2003. The acquired businesses provided $513,000 of hardware and other revenues.

     Cost of Revenues. Cost of revenues includes third party license fees and the direct expenses associated with providing our services such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 37.0% from $8.4 million for the three months ended September 30, 2003 to $11.5 million for the three months ended September 30, 2004. The increase was due primarily to a $1.1 million increase in costs associated with implementation and other professional services, $404,000 of which is from acquired businesses, a $616,000 increase in costs associated with maintenance, all of which is from the acquired businesses and a $1.1 million increase in costs associated with the growth of our outsourcing business, $839,000 of which is from the acquired businesses. Additionally, the costs associated with hardware and other revenues decreased by $393,000. The acquired businesses provided $464,000 of costs related to hardware and other revenues. Cost of revenues represented 48.2% of revenues for the three months ended Sept 30, 2003 as opposed to 40.6% of revenues for the three months ended September 30, 2004. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since September 30, 2003, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues decreased primarily because certain of our costs are fixed and our revenues (particularly maintenance, support and data center revenue) grew at a faster rate than our costs.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 45.0% from $2.6 million for the three months ended September 30, 2003 to $3.8 million for the three months ended September 30, 2004. This increase was due primarily to $531,000 in sales and marketing expenses from the acquired businesses and higher sales commissions due to the increase in license revenues. Sales and marketing expenses represented 14.9% of revenues for the three months ended September 30, 2003 as opposed to 13.3% of revenues for the three months ended September 30, 2004. Sales and marketing expenses as a percentage of revenues decreased primarily because sales and marketing expenses did not increase proportionally to our revenue growth. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.

     Product Development. Product development expenses include salaries of personnel in our product development department, consulting fees and other related expenses. Product development expenses increased 76.9% from $1.8 million for the three months ended September 30, 2003 to $3.2 million for the three months ended September 30, 2004. This increase was due primarily to a $1.2 million in product development expenses from the acquired businesses. Product development expenses represented 10.5% of revenues for the three months ended September 30, 2003 as opposed to 11.4% of revenues for the three months ended September 30, 2004. Product development expenses as a percentage of revenues increased primarily as a result of higher development costs at certain of our recently acquired businesses. Product development expenses as a percentage of revenue for our non-acquired businesses is lower than that of our acquired businesses because our major product lines are largely developed and therefore did not require significant incremental investment. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our product development expenses would increase as a result of those acquisitions. As we increase our international operations, including the business acquired in the Datawest transaction, we expect to increase our product development expenses in order to modify our current product offerings to perform in non-U.S. banking systems.

     General and Administrative. General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 48.3% from $3.7 million for the three months ended September 30, 2003 to $5.5 million for the three months ended September 30, 2004. The increase was due primarily to $1.4 million of expense from the acquired businesses and professional fees and other costs related to the requirements of being a public company, including the costs of compliance with Section 404 of Sarbanes-Oxley. General and administrative expenses represented 21.2% of revenues for the three months ended September 30, 2003 as opposed to 19.3% of revenues for the three months ended September 30, 2004. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase as a result of those acquisitions.

     Interest Income, net. Interest income, net, increased from net interest expense of $53,000 for the three months ended September 30, 2003 to net interest income of $363,000 for the three months ended September 30, 2004. This increase was due primarily to increased interest income from the investment of the proceeds of our initial public offering in the fourth quarter of 2003 and our follow-on offering in the second quarter of 2004.

     Income Tax Provision. Income tax provision increased from $56,000 for the three months ended September 30, 2003 to $255,000 for the three months ended September 30, 2004. The increase was the result of increased profitability resulting in higher federal alternative minimum tax, higher state income tax expense and deferred federal tax expense related to the tax amortization of goodwill from the Liberty FiTech Systems, Inc. and Eastpoint Technologies, LLC acquisitions.

     Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Revenues. Revenues increased 64.0% from $43.4 million for the nine months ended September 30, 2003 to $71.1 million for the nine months ended September 30, 2004. This increase was attributable to an $8.8 million increase in licensing revenue from our core and complementary products attributable to sales to new clients, sales of additional products to existing clients, including those clients of our acquired entities and an increase in license fees from BISYS. Of the $8.8 million increase in licensing revenues, $1.9 million related to revenue from those acquisitions completed subsequent to January 1, 2003, which were Liberty FiTech Systems, Inc., Maxxar Corporation, Eastpoint Technologies, LLC, re:Member Data Services, Inc and Omega Systems of North America. The increase in revenues was also attributable to an increase of $5.6 million in our implementation and other professional services, $1.6 million of which was from acquired businesses. We also realized an increase of $6.5 million in our maintenance revenue, $4.4 million of which was from acquired businesses, and an increase of $5.6 million in our outsourcing revenues, $5.1 million of which was from acquired businesses. The increases in implementation, professional services and maintenance revenues is also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients. Additionally, revenues associated with hardware and other revenues increased by $1.1 million, $990,000 of which was from acquired businesses.

     Cost of Revenues. Cost of revenues increased 47.4% from $20.1 million for the nine months ended September 30, 2003 to $29.7 million for the nine months ended September 30, 2004. The increase was due primarily to a $3.0 million increase in costs associated with implementation and other professional services, $1.1 million of which is from acquired businesses, a $2.2 million increase in costs associated with maintenance, $2.0 million of which is from the acquired businesses and a $2.6 million increase in costs associated with the growth of our outsourcing business, $2.1 million of which is from the acquired businesses. Cost of revenues represented 46.4% of revenues for the nine months ended September 30, 2003 as opposed to 41.7% of revenues for the nine months ended September 30, 2004. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since January 1, 2003, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues decreased primarily because certain of our costs are fixed and our revenues (particularly maintenance, support and data center revenue) grew at a faster rate than our costs.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 32.2% from $7.6 million for the nine months ended September 30, 2003 to $10.1 million for the nine months ended September 30, 2004. This increase was due primarily to $844,000 in sales and marketing expenses from the acquired businesses and higher sales commissions due to the increase in license revenues. Sales and marketing expenses represented 17.5% of revenues for the nine months ended September 30, 2003 as opposed to 14.1% of revenues for the nine months ended September 30, 2004. Sales and marketing expenses as a percentage of revenues decreased because sales and marketing expenses did not increase proportionally to our revenue growth. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.

     Product Development. Product development expenses increased 47.6% from $5.0 million for the nine months ended September 30, 2003 to $7.4 million for the nine months ended September 30, 2004. This increase was due primarily to a $2.0 million increase in product development expenses from the acquired businesses. Product development expenses represented 11.6% of revenues for the nine months ended September 30, 2003 as opposed to 10.4% of revenues for the nine months ended September 30, 2004. Product development expenses as a percentage of revenues decreased primarily because our major product lines are largely developed and therefore did not require incremental investment. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our product development expenses would increase as a result of those acquisitions. As we increase our international operations, including the business acquired in the Datawest transaction, we expect to increase our product development expenses in order to modify our current product offerings to perform in non-U.S. banking systems.

     General and Administrative. General and administrative expenses increased 56.4% from $8.8 million for the nine months ended September 30, 2003 to $13.7 million for the nine months ended September 30, 2004. The increase was due primarily to $2.9 million of expense from the acquired businesses, professional fees and other costs related to the requirements of being a public company, including the costs of compliance with Section 404 of Sarbanes-Oxley and capital based taxes of approximately $210,000. General and administrative expenses represented 20.2% of revenues for the nine months ended September 30, 2003 as opposed to 19.3% of revenues for the nine months ended September 30, 2004. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase as a result of those acquisitions.

     Interest Income, net. Interest income, net, increased from a net interest expense of $18,000 for the nine months ended September 30, 2003 to net interest income of $885,000 for the nine months ended September 30, 2004. This increase was due primarily to increased interest income from the investment of the proceeds of our initial public offering in the fourth quarter of 2003 and our follow-on public offering in the second quarter of 2004.

     Income Tax Provision. Income tax provision increased from $183,000 for the nine months ended September 30, 2003 to $567,000 for the nine months ended September 30, 2004. The increase was the result of increased profitability resulting in higher federal alternative minimum tax, higher state income tax expense and deferred federal tax expense related to the tax amortization of goodwill from the Liberty FiTech Systems Inc. and Eastpoint Technologies LLC acquisitions.

Liquidity and Capital Resources

     At September 30, 2004 and December 31, 2003, we had cash and cash equivalents totaling $86.5 million and $85.0 million, respectively.

     The following table sets forth the elements of our cash flow statement for the following periods:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$10,894	$2,703
Net cash used in investing activities	(45,791)	(8,891)
Net cash provided by financing activities	36,399	1,340

     Cash from Operating Activities

     Cash provided by operations in the nine months ended September 30, 2004 was attributable to net income of $10.6 million, depreciation and amortization and other non-cash items of $4.5 million partially offset by an increase in working capital of $4.2 million, primarily due to an increase in accounts receivable. The increase in accounts receivable was partially offset by an increase in deferred revenue. Cash provided by operations in the three months ended September 30, 2003 was attributable to net income of $1.7 million, depreciation and amortization and other non-cash items of $3.2 million partially offset by an increase in working capital of $2.1 million.

     Cash from Investing Activities

     Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the nine months ended September 30, 2004 and 2003 were $3.5 million and $891,000, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements at our new lease facility. During the final three months of 2004, we expect to spend approximately $700,000 and $450,000, respectively, on the build out of our new lease facility and the implementation of a new enterprise software system. We currently have no other significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

     In the nine months ended September 30, 2004, we purchased $5.0 million in marketable securities.

     Additionally, net cash used in investing activities for the nine months ended September 30, 2004 included $6.8 million, $6.6 million, $21.4 million and $2.4 million used for the acquisitions of Maxxar Corporation, Eastpoint Technologies, Inc., re:Member Data Services, Inc. and Omega Systems of North America, respectively, net of cash received. Net cash used in investing activities for the nine months ended September 30, 2003 included $8.0 million used for the acquisition of Liberty FiTech Systems, Inc.

     Cash from Financing Activities

     On May 17, 2004, we completed a follow-on offering of 4,436,442 shares of our common stock at a price of $21.50 per share. Of the 4,436,442 shares offered, 1,000,000 shares were offered by Open Solutions and 3,436,442 shares were offered by certain of our existing stockholders. On June 8, 2004, the underwriters exercised their option to purchase 665,466 additional shares of our common stock at a price of $21.50 per share. The aggregate net proceeds from the offering were $33.4 million.

     During the nine months ended September 30, 2004, we also received approximately $3.0 million of proceeds from the exercise of stock options and $332,000 from the issuance of common stock in connection with our employee stock purchase program.

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

Recent Developments

     On August 25, 2004, we reached an agreement to acquire all of the outstanding stock of Datawest Corporation (Datawest), a provider of core data processing and payment technology solutions in Canada. On October 21, 2004, the shareholders of Datawest approved the sale of Datawest to Open Solutions and on October 29, 2004, the acquisition was completed for cash consideration of CDN $1.16 (approximately US$0.95 at the exchange rate as of October 29, 2004) per common share for 29,824,126 common shares and CDN $2.60 (approximately US$2.13 at the exchange rate as of October 29, 2004) per preferred share for 5,000,000 preferred shares, for a total aggregate consideration of CDN$47,595,986 (approximately US$38.9 million at the exchange rate as of October 29, 2004). Additionally, we repaid US$8.3 million of outstanding debt and have incurred approximately US$286,000 of acquisition costs through October 31, 2004 for a total purchase price of US$47.5 million. This acquisition will be recorded under the purchase method with the total consideration allocated to the fair value of assets acquired and goodwill.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations as of September 30, 2004

	Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years
Capital Lease Obligations	$254,000	$237,000	$17,000	$—	$—
Operating Leases	15,887,000	2,933,000	4,996,000	4,151,000	3,807,000

Total Contractual Obligations	$16,141,000	$3,170,000	$5,013,000	$4,151,000	$3,807,000

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

     We can host a financial institution’s data processing functions at our outsourcing centers. Our outsourcing centers currently serve clients using our core software and our Internet banking, ATM, cView, cash management, collections, automated clearing house, or ACH, processing, check and item processing and telephony products. In the future, we plan to offer all of our products in our outsourcing centers and continue to market our outsourcing services aggressively.

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

     We were incorporated in May 1992 and did not release our first product until 1995. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with limited operating histories. Although we have been profitable for the year ended December 31, 2003 and for the past eight quarters, we may not be profitable in future periods, either on a short or long-term basis. As of September 30, 2004, we had an accumulated deficit of approximately $36.4 million. There can be no assurance that operating losses will not recur in the future, that we will ever sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.

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

     We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 32.0% of revenues for the nine months ended September 30, 2004, 33.5% of revenues for the year ended December 31, 2003, 30.3% of revenues for the year ended December 31, 2002 and 36.6% of revenues for the year ended December 31, 2001. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.

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

     We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, we expect that one major national outsourcing center, will account for a meaningful portion of our revenues over time. During the nine months ended September 30, 2004, this outsourcing center represented approximately $8.3 million, or 11.7%, of our total revenues. During the fiscal year ended December 31, 2003, this outsourcing center represented approximately $5.8 million, or 9.1%, of our total revenues. On September 30, 2003, we amended and restated our software license agreement with this outsourcing center, effective as of September 1, 2003.

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

     Neither federal depository institution regulators nor other federal or state regulators of financial services require us to obtain any licenses. We are subject to examination by federal depository institution regulators under the Bank Service Company Act.

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

     Since 2000, we have acquired nine businesses. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

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

We face risks associated with our Canadian operations that could harm our financial condition and results of operations.

     On October 29, 2004, we completed the acquisition of Datawest Corporation, a provider of banking and payment technology solutions located in Vancouver, Canada. Although historically we have not generated significant revenues from operations outside the United States, we expect that the portion of our revenues generated by our international operations will increase as a result of our acquisition of Datawest. As is the case with most international operations, the success and profitability of such operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	difficulties and costs of staffing and managing foreign operations,

•	differing regulatory and industry standards and certification requirements,

•	the complexities of foreign tax jurisdictions,

•	currency exchange rate fluctuations, and

•	import or export licensing requirements.

If we fail to effectively manage our growth, our financial results could be adversely affected.

     We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $27.3 million in 2001 to approximately $44.3 million in 2002 and approximately $63.9 million in 2003. As of September 30, 2004, we had 577 employees, up from 278 as of December 31, 2002. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

Under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls could be issued by our auditors, and this could have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors are required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that we have undergone an audit of our internal controls and procedures, and it is possible that material weaknesses could be found through our own evaluation, or that of our auditors. If such weaknesses are found, we may not be able to remediate such weaknesses in time to meet the deadlines imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our external auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue a qualified opinion on the effectiveness of our internal controls. Any such disclaimer or qualified opinion could have a material adverse effect on our stock price.

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

          In addition, as of September 30, 2004, we had options to purchase a total of 2,948,672 shares of our common stock outstanding under our 1994 Stock Incentive Plan, 2000 Stock Incentive Plan and 2003 Stock Incentive Plan, of which 1,484,951 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse and our stockholders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

     The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-108293), which was declared effective by the Securities and Exchange Commission on November 25, 2003. In addition to expenses incurred in connection with the IPO and previously disclosed in our Form 10-K for the year ended December 31, 2003, from the effective date of the registration statement through September 30, 2004, we have spent an additional $6.8 million, $21.9 million, $6.9 million, and $2.4 million of the $86.4 million of net proceeds from the IPO on the purchase of all of the capital stock of Maxxar Corporation and re:Member Data Services, Inc. and substantially all of the outstanding operating assets of Eastpoint Technologies, LLC and Omega Systems of North America LLC, respectively. Payments of proceeds were to persons other than our directors or officers (or their associates), persons owning 10% or more of our equity securities, or our affiliates.

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

OPEN SOLUTIONS INC.
/s/ Louis Hernandez, Jr.
Date: November 12, 2004	Louis Hernandez, Jr.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Carl D. Blandino
November 12, 2004	Date:Carl D. Blandino
Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Acquisition Agreement dated as of August 25, 2004, between 6259936 Canada Inc. and Open Solutions, Inc. and Datawest Solutions Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 25, 2004 (File No. 0-02333-56)).

2.2	Stock Purchase Agreement, dated as of July 8, 2004, by and among David B. Becker, John E. Taylor, as Trustee of the David B. Becker Family Trust and David B. Becker, as Trustee of the David B. Becker Charitable Remainder Unitrust, as shareholders of re:Member Data Services, Inc., and RD Acquisition Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 8, 2004 (File No. 0-02333-56)).

2.3	Asset Purchase Agreement, dated as of July 23, 2004, among Omega Systems of North America LLC, Evan P. Lewis, as sole trustee of Omega Systems of North America Voting Trust, Evan P. Lewis, as sole trustee of Omega Systems of North America Holding Trust, Tri-Core Systems Enterprises, LLC, Evan P. Lewis, as sole trustee of Tri-Core Holding Trust, Evan P. Lewis and Open Solutions Inc. (Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 23, 2004 (File No. 0-02333-56)).

31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.