Form 10-K
period 2004-12-31
OPEN SOLUTIONS INC
filed 2005-03-16
CIK 873538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $0.01 par value per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     ☑
      Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2004: $476,100,415.
      As of March 9, 2005, 19,475,290 shares of common stock, $0.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K
Document Description	Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2005	III

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      In addition to the historical information, this Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business
Overview
      Open Solutions Inc. is a provider of software and services that allow financial institutions to compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. Our core software and our complementary products access and update real-time data stored in a single relational database, which is designed to deliver strategic benefits to financial institutions. Our software can be operated either by the financial institution internally, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. We have historically targeted commercial banks and thrifts with assets under $20 billion and all credit unions. Our aggregate revenues increased from approximately $44.3 million in 2002 to approximately $63.9 million in 2003, and were approximately $107.2 million for the year ended December 31, 2004.
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
      With the acquisition of the Payment Solutions Group of Datawest Solutions Inc, we have added products targeted at institutions beyond the traditional definition of a financial institution, but which nonetheless participate in the processing of retail financial transactions in North America and internationally. These include independent sales organizations, large merchants and non-bank transaction processors. We believe that the products sold by the Payments Solutions Group of Datawest allow these institutions to drive and manage their own network of ATM and point of service terminals, as well as connect to national and international transaction processing networks.
      Open Solutions Inc. is headquartered in Glastonbury, Connecticut, and has other facilities in Connecticut, New York, Michigan, Georgia, Indiana, New Hampshire and Ontario and British Columbia, Canada. We were founded in 1992 and are incorporated in Delaware. We operate and manage our business as one reportable segment, the development and marketing of computer software and related services and operate primarily in two geographic areas, the United States of America and Canada. As of March 1, 2005, we had approximately 776 employees. Our common stock is quoted on the Nasdaq National Market under the symbol OPEN.

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
Industry Background
      Financial institutions have historically invested a significant amount of money in information technology systems. Technology research firm IDC estimates that banks, thrifts and credit unions in the United States spent approximately $42 billion on information technology during 2004 and expects spending to grow to over $52 billion by 2007. According to Thomson Financial Inc., a leading provider of industry information, there are approximately 19,460 commercial banks, thrifts and credit unions in the United States, approximately 19,400 of which have an asset base of under $20 billion.
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

      The key attributes of our solution are its:

Full Integration at the Core Level

•	Fully-Integrated Information Technology. Our core software supports all of a financial institution’s principal data processing requirements using a single relational database designed as an integral component of the system architecture. Our fully-integrated software suite allows our clients to replace their highly proprietary, inflexible and costly legacy systems, which generally contain many disparate software applications, multiple databases and cumbersome and expensive middleware, with one integrated software application based on a single database architecture.

Open Architecture

•	Compatibility With Varied Non-Proprietary Hardware. Because our core system was designed with an open architecture, our clients can run our software on desktop and server hardware supplied by a wide array of vendors, including Hewlett-Packard Company, IBM Corp., Dell Computer Corporation, Sun Microsystems, Inc. and Unisys Corporation. In contrast, legacy systems often require the financial institution to purchase vendor-specific hardware, a vendor’s core software product and vendor-specific complementary products, each of which must be customized to interface with a decades-old legacy system, imposing significant cost burdens, both in cash outlay and manpower.

•	Software Compatibility. The flexibility and scalability of our core applications permit our clients to incorporate complementary software applications, whether designed by us or by a third party, in a cost-effective manner. Our complementary products, which may be used with either our core software or a third-party system, include profitability, web-based imaging, loan origination, cash management, collections, interactive voice solutions and check and item processing modules that may be purchased as part of a fully-integrated software suite or individually. In addition, our open architecture allows a client to activate a particular software module as its functionality is desired, which provides our clients with the ability to react to their customers’ needs efficiently.

•	Scalability. Although most of our current clients have an asset base under $20 billion, our open architecture is designed to accommodate the needs of larger financial institutions, and to provide our clients the ability to continue to use our solution as they grow. In May and June 2002 we performed a three-week performance test and benchmark of our core software, the results of which demonstrated that our solution can meet the processing requirements of an institution with $40 billion in assets and four million accounts. The scalability of our architecture enables us to manage unexpected increases in clients’ processing volumes as well as support the growth of our clients’ businesses.

Flexibility

•	Client Delivery of New Products and Services. Our software allows our clients to offer new products and services to their customers without reconfiguring their information technology infrastructure. In contrast, modifications required by legacy systems in order to accommodate new financial products can be costly and time-consuming and may require the purchase and maintenance of additional middleware. In addition, our clients can change the way in which they serve their customers — such as converting from a thrift to a commercial bank — without replacing or making major modifications to our software.

•	Direct License or Outsourced Distribution. We can provide our core software to our clients by licensing it directly for use on-site, through our own outsourcing centers or through reseller outsourcing centers. We also provide certain complementary applications at our outsourcing centers, including our business intelligence, cash management, ATM, Internet banking, web-based imaging, collections, interactive voice solutions and check and item processing tools. Our flexibility in distribution method allows our clients to use our core software and other complementary applications in the most cost-effective method to meet their specific operational and competitive requirements.

Customer-Centric Architecture

•	Real-time Customer Information in a Single View. Our core software uses a relational database organized around individual customers, which allows a financial institution to update and view customer information on a real-time basis instead of relying on periodic batch processing. Our clients can provide their customers with real-time information concerning their accounts, as well as create accurate and current management reports. Our software is designed to eliminate potential errors arising from the maintenance of multiple databases and to accommodate high volumes of customer data.

•	Better Relationship Management. Our relationship management software provides a set of business intelligence tools that is fully integrated with and acts as a natural extension of our core software. This allows our clients to eliminate the multiple databases required when layering traditional business intelligence tools onto a legacy core system. Because our suite exploits the strength of our core system that is based on a single, relational database designed around individual customers, a financial institution may easily collect and analyze that data to generate timely and responsive initiatives (such as promotional offers) and deliver those initiatives immediately to the customer as the customer interacts with the financial institution.

Efficiency

•	Cost Savings. We believe that our software reduces the overall cost of a financial institution’s information technology and allows our clients to meet their strategic goals more efficiently. The hardware required by a legacy system is expensive to obtain and costly to keep to current specifications while the pool of expertise with older systems is constantly shrinking. In contrast, our core system can run on hardware provided by many different vendors. Because our core software is fully integrated with our complementary products and supports third-party products, development and implementation costs for an institution’s information systems based on our software are lower than those for an institution which must modify its core software and obtain costly proprietary products for each new function. Our open architecture and flexibility allow our clients to modify their information systems requirements quickly and easily, without incurring the significant costs associated with supporting several disparate software applications. Our single relational database allows our clients to organize their data around individual customers, use our business intelligence tools to analyze and manage that data in the most efficient manner and launch new products and services desired by their customers in a cost-effective manner. In addition, because our software is based on widely adopted technologies, a financial institution using it requires less specialized expertise, which allows the institution to achieve greater operational efficiencies.
Business Strategy
      Our objective is to be the leading supplier of software and services to our targeted market. Our strategy for achieving this objective is to:

•	Expand Share of Our Historical Market. We believe that our software is particularly well suited for financial institutions which have an asset base of under $20 billion. These financial institutions, which have historically constituted our target market, typically can neither afford, nor do they require, extensive customization in connection with the implementation of a core system. As a result, we believe that these financial institutions are willing to evaluate, and are well positioned to benefit from, our flexible, cost-effective technology. We intend to continue to pursue this market by marketing and selling our core software to new clients seeking to convert from a legacy system.

•	Expand Our Sources of Recurring Revenue. We generate recurring revenue through outsourcing and maintenance services. We currently host applications for approximately 535 financial institutions in our outsourcing centers and intend to continue to enhance this service, which we believe is an attractive solution for many of our targeted clients. Our outsourcing centers serve clients using our core software and clients using one or more of our Internet banking, ATM, cView, check imaging, cash management, collections, automated clearing house, or ACH, processing and check and item processing products. In

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

•	Expand Our Client Base by Licensing Our Core Software through Third-Party Outsourcing Centers. Approximately 172 financial institutions use our core software application at two reseller outsourcing centers, one operated by BISYS, Inc., a major national outsourcing center, and the other operated by Connecticut On-Line Computer Center, Inc., or COCC, a major regional outsourcing center. A number of financial institutions outsource their core processing systems to third-party outsourcing centers such as these, which typically choose one or more significant core software products to provide their services. We plan to work with our existing resellers to add new clients, and have recently expanded our relationship with BISYS for this purpose. We also plan to supplement these resellers with other national and regional outsourcing centers.

•	Provide Additional Products and Services to Our Installed Client Base. We intend to continue to leverage our installed client base by expanding the range of complementary products and services available to our current clients, through both the internal development of new products and services and through acquisitions. In addition, each client has an account manager who recommends complementary products suitable for the client’s business and works with our sales group to generate sales. We also intend to continue selling our complementary products to financial institutions that use core systems sold by third parties.

•	Maintain Technological Leadership. We believe that the uniqueness of the open, flexible architecture of our system provides us with competitive advantages over companies offering other core processing systems. For example, our core software suite can satisfy the technological requirements of a commercial bank, thrift or credit union without modification or customization. We recently announced the commercial release of our web-based business intelligence suite, which allows a financial institution to transmit action messages and collect response information instantaneously while a customer conducts a transaction. Our open architecture enables us to utilize leading, non-proprietary software and hardware to provide comprehensive functionality. We intend to extend our technological leadership by continuing to add new applications, integrate new technologies and expand the functionality of our system.

•	Extend Target Markets. Our primary market currently consists of small to mid-size commercial banks and thrifts and all credit unions, located in the United States. We believe that our core software has benefits beyond this market, and can scale to meet the operating requirements of any financial institution. We continue to explore additional ways to extend our target markets, including by selling our products and services to larger financial institutions and international financial institutions. We also plan to market and sell our products and services to clients in the payroll services, insurance and brokerage industries.

•	Pursue Strategic Acquisitions. To complement and accelerate our internal growth, we continue to explore acquisitions of businesses and products that will complement our existing products and services as well as expand our client base. Since 2000, we have completed the following acquisitions:

Date	Seller	Products and Services

June 2000	Global Payment Systems LLC	Web-based cash management system
August 2001	Sound Software Development, Inc.	Loan and mortgage origination product
December 2001	Imagic Corporation	Check imaging product
March and October 2002	HNC Financial Solutions, Inc. and HNC Software, Inc.	General ledger, profitability and other financial products
July 2003	Liberty FiTech Systems, Inc.	Core processing software for credit unions
February 2004	Maxxar Corporation	Interactive voice response, contact center management and voice over IP
June 2004	Eastpoint Technologies, LLC	Core processing software for banks
July 2004	re:Member Data Services, Inc.	Core processing software for credit unions
July 2004	Omega Systems of North America LLC	Document processing product
October 2004	Datawest Solutions Inc.	Core processing software for credit unions and software for payment processing in Canada and internationally
Technology
      We design our software to integrate with other products, to allow individual customer data to be easily accessible at all times, and to be able to deliver strategic benefits to financial institutions at a lower cost. We released our initial product in 1995, at a time when technical advancements such as distributed computing, browser-based applications and standards for integrating disparate applications were becoming commonly adopted in the marketplace. To take advantage of these technical developments, we created an open product architecture to maximize a client’s flexibility with respect to both hardware options and integration with other software applications. In addition, we sought to design a single platform that could service all financial institutions, including commercial banks, thrifts and credit unions. We d3also understood the difficulties financial institutions face in retrieving timely, accurate information with respect to their customers, and therefore designed our software with a single relational database as its integral component, placing an emphasis on access to customer information rather than account data. By creating a core processing solution that is open and customer-centric, we believe we have minimized the need for financial institutions to purchase costly middleware and additional databases to perform the tasks that our products achieve with only one software application and a single database.
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
      Our software utilizes a single, enterprise-wide relational database model, as opposed to a distributed database in which data is spread among two or more components, and typically resides on different computers. The principal benefits of an architecture using a single enterprise-wide relational database is that it virtually eliminates the introduction of redundant data and permits real-time processing so that, for example, transactions are immediately reflected in a bank or credit union customer’s account. This contrasts with a batch processing approach in which all accounts are updated at scheduled intervals, typically at the end of the business day. Our software may also be configured to operate in a hybrid memo batch/ real time mode for those banks or credit unions that prefer to operate using the workflow model.
      Our payments processing software is designed to run on a scaleable cluster of small processors. This flexible architecture allows these solutions to be viable for very small institutions but also for extremely large transaction processing organizations, like our own payments processor in Canada, POSHnet, which operates the largest network of ATMs in Canada entirely using our own software products. These switching systems operate on a continuous, 24/7 basis and use industry standard and operating system capabilities to deliver ultra-high availability and transaction reliability. We believe that our customers benefit from the ease of use and scalability of the payments processing software.
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
      Financial Products. Our financial accounting software suite is designed to provide fully-integrated back-office financial management technology to financial institutions, including general ledger, accounts payable and fixed assets. In addition, we offer strategic financial management tools such as asset/ liability management, profitability and financial planning:

•	Financial Accounting Platform. Our financial accounting platform is an integrated and comprehensive financial management suite. With detailed reporting and responsive service, it helps clients streamline accounting operations and improve the quality of their financial management. The financial accounting platform is comprised of four modules: general ledger, investment management, accounts payable and fixed assets accounting. Each system can operate as a stand-alone product or as part of the integrated financial accounting platform. As a whole or on a stand-alone basis, the open architecture and standardized file specifications are designed to allow integration with other accounting and information management software applications.

•	Asset/Liability Management and Financial Planning System. Our asset/ liability management and financial planning system provides analytical, budgeting and strategic planning software to enable financial institutions to better comprehend the factors driving their profitability. This software is designed to provide a financial institution with the ability to analyze the institution’s balance sheet in order to determine market value and risk, helping to ensure preservation of capital.

•	ProfitVision. ProfitVision analyzes profitability at any level of the organization. It is designed to generate profit results and value indicators that reveal the contributors to an institution’s bottom line. It can also be used to segment and profile valuable customers and determine which products, business units and channels are top performers.
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

Payments Products
      To provide a complete operating environment for financial institution and other customers wishing to provide transaction services either in-house, as a service bureau, or using our own service, the Payment Solutions Group develops and markets a number of products. These products are independent of the Core and Complementary products but can be integrated to provide further synergies for their enhanced operation.
      POSH (Point of Sale Handler). POSH provides customers with the functionality needed for point of sale terminals, or equivalent devices, at retail sites for credit and debit transactions. POSH also provides the capability to operate and manage the customer relationships with merchants and partners in the POS marketplace as well as manage the financial reconciliation and settlement of transaction value and fees. The functionality includes:

•	Transaction Routing. Card-based transactions can be routed for approval to international networks, local processors, and in-house and remote hosts. Transactions are all managed with the integrity required by international standards.

•	Data Security. All mandated processing relating to the security of cardholder information and PINs is included in POSH.

•	Settlement and Reconciliation. POSH tracks and reports on all transaction activity and can provide all the needed information to ensure ongoing integrity in all processing and financial relationships with outside partners and agencies.

•	Merchant/ ISO Management. Fees, statements, and information provision are handled by POSH to allow all downstream partners in either a proprietary or service bureau business model to receive all their payments, revenues, and control information.

•	POSHweb. A variety of integrated information services are available over the public world-wide web, subject to security controls. These include: report distribution, financial and transaction history, cash positions, monitoring status, history, and statistics, and news alerts.
      ConCentre Application Monitoring. ConCentre is a comprehensive software tool designed to detect and manage errors and unusual events in a complex system processing environment such (as but not limited to) a large ATM network. Customers use Concentre to manage the alerts and faults in their network by improving service availability, track and enforce service level agreements, manage support personnel efficiently and use pre-emptive remediation techniques which allow for the automated correction of real-time errors. ConCentre functionality includes:

•	Flexible Error Detection. The ConCentre Interface Agent provides testing of resources, application relationships, timing, and statuses of any application environment. This information is collected in a non-intrusive way to ensure no noticeable degradation in the application environment being monitored.

•	Automated Remediation. In addition to merely reporting errors in the environment, ConCentre can be configured to automatically attempt to repair errors. This feature can increase overall availability and reduce resource costs.

•	Behavioral Analysis . The TRAFC component of ConCentre is designed to observe transactional activity and detect patterns of unusual or suspicious behavior. This service is particularly useful when monitoring dial-up POS terminals and can be beneficial in detecting errors outside of the range of the customer’s own environment. It is also helpful in detecting signs of fraudulent activity.

Outsourcing Services
      We have the capability to host a client’s data processing functions at our outsourcing centers, giving the client the benefit of our products and services without having to maintain personnel to develop, update and run these systems and without having to make large initial expenditures. Our outsourcing centers currently host applications for 535 financial institutions, including clients who use our core software and clients who use one or more of our Internet banking, ATM, cView, check imaging, cash management, collections, ACH processing, payments processing and check and item processing products. Our payments processing services operate over 18,000 terminal devices for over 180 Independent Sales Organizations.

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
Clients
      We serve financial institutions of all sizes, however, the majority of our clients are commercial banks and thrifts with under $20 billion of assets and credit unions of all sizes. The majority of our clients are located in the United States and Canada, although we also have clients in several other foreign countries. As of December 31, 2004, approximately 2,780 financial institutions were using one or more of our products. One customer, Bisys, Inc., accounted for 11.7% of total revenues for the fiscal year ended December 31, 2004. No client accounted for more than 10% of our revenues in the fiscal years ended December 31, 2003 or 2002.
Sales and Marketing
      We have established a multi-channel distribution and sales network. We sell and license our products directly to end-users through our direct sales force and indirectly through resellers, including third-party outsourcing centers. In addition, we support our direct and indirect sales efforts through strategic marketing relationships and public relations programs, trade shows and other marketing activities. We operate primarily in two geographical areas, the United States and Canada.

Direct Sales
      We market our products primarily through a direct sales force which is split between our sales personnel who sell our core software and those who sell our complementary products. As of March 1, 2005, our direct sales force was comprised of 46 salespersons, 17 of which were selling our core software, 23 of which were selling our complementary products and 6 of which were selling our payments products. In addition, our sales group is complemented by application specialists, all of whom have extensive experience in banking technology and provide pre-sales support to potential clients on product information and deployment capabilities. Each client is also assigned an account manager who is that client’s primary contact at Open Solutions, recommends complementary products suitable for that client’s business and works with our sales group to generate sales. Our sales group for core software is focused in two distinct areas; the banking industry and the credit union industry. We believe that this distinction facilitates the ongoing effort to design, develop and build better technology products aimed at the specific needs of the banking and credit union industries.

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
      BISYS has the right to provide outsourcing services using our The Complete Banking Solution software to banks in the United States. Under the amended agreement, BISYS has also agreed to pay us minimum license fees and must achieve minimum sales requirements, as well as pay us annual maintenance fees for each of their clients that uses one or more of our products or services. In exchange, we have agreed not to compete with BISYS for the provision of outsourcing services to banks in the United States through September 2005 and thereafter (so long as BISYS continues to pay us the required minimum fees and meet the required minimum sales), and we have agreed not to enter into similar reseller agreements with any one of six named competitors of BISYS before March 1, 2005. Our agreement with COCC provides it with the right to provide services using our The Complete Banking Solution software to banks in ten states, primarily in the northeastern and mid-Atlantic United States. In February 2004, we entered into an expanded agreement with COCC, which provides for the license and resale of our e-Commerce Banker suite of electronic banking and cash management products operated from their data center. This agreement was amended in December 2004 and granted COCC the right to additional TCBS modules and ancillary products. The amended agreement has a term of ten years, with an option to renew for another five years at COCC’s option. In addition, COCC will pay us non-refundable minimum license fees related to the achievement of certain minimum sales requirements for both unit sales and license fees.
      During the fiscal year ended December 31, 2004, BISYS represented approximately $12.5 million, or 11.7%, of our total revenues, and COCC represented approximately $2.0 million, or 1.9%, of our total revenues. During the fiscal year ended December 31, 2003, BISYS represented approximately $5.8 million, or 9.1%, of our total revenues, and COCC represented approximately $1.5 million, or 2.4%, of our total revenues. During the fiscal year ended December 31, 2002, BISYS represented approximately $2.9 million, or 6.5%, of our total revenues, and COCC represented approximately $1.3 million, or 2.9%, of our total revenues.

Marketing
      Our marketing program includes:

•	direct mail,

•	telemarketing,

•	hosting an annual client conference,

•	advertising in banking and credit union trade journals and periodicals,

•	publishing articles and editorials,

•	speaking engagements, and

•	participating in seminars and trade shows.

Product Development
      We plan to continue to invest significant resources to maintain and enhance our current product and service offerings, and we are continually developing new products that complement these offerings. For the years ended December 31, 2004, 2003 and 2002, product development expenses were $11.0 million, $6.8 million and $6.2 million, respectively. We have historically released two upgrades of existing products each year, and, since the beginning of fiscal year 2002, we have introduced a collections system, a safe deposit box system, a web-based business intelligence suite, a web-based imaging system and tools to facilitate the building and processing of interfaces between disparate systems, as well as several smaller modules. The collections system and safe deposit box system were market-driven additions to our core software suite. The business intelligence, web-based imaging systems and the interface tools were designed to exploit the uniqueness of our core architecture, but as with all of our complementary products, they work with other core solutions. We have several new products under development and plan to sell them to both our existing client base and new clients. Our clients also regularly advise us of new products and functionalities that they desire, which we take into account with respect to planning our research and development operations. As of March 1, 2005, we employed a staff of 132 development employees.
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
      Open Solutions Inc., The Complete Banking Solution, The Complete Credit Union Solution, Bank-on-it and We Move Money are registered trademarks, and eCommerce Banker and eCommerce Mart are trademarks of ours. Open Solutions Inc. is also a service mark of ours. All other trade names and trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners.
Employees
      As of March 1, 2005, we had a total of 776 employees. Approximately 33 employees in Canada are unionized and subject to a collective bargaining agreement which expired on February 28, 2003. We are currently negotiating a new collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.
Infrastructure
      Our communications and network equipment is located in our corporate headquarters in Glastonbury, Connecticut and other offices throughout the United States and Canada. We have preventive maintenance and disaster recovery plans, which include periodic equipment, software and disaster recovery testing, data monitoring and maintaining records of system errors. We have 24-hour monitoring and engineering support and emergency communication lines. In the event of an emergency, we have a contingency plan to provide services through a nationally recognized emergency service provider.

Item 2.	Properties
      Our operations are currently conducted at the leased facilities described below. In 2005, we will move our executive offices to another leased facility in Glastonbury, Connecticut. The new facility is approximately 46,000 square feet and that lease expires in 2012.

			Lease
		Approximate	Expiration
Location	Operations Conducted	Square Feet	Date

Glastonbury, Connecticut	Executive offices	12,000	2005
Glastonbury, Connecticut	Executive offices	30,000	2005
Windsor Locks, Connecticut	Item processing center	5,000	2010
Shelton, Connecticut	Sales office	4,000	2006
Atlanta, Georgia	Support and data processing center	21,000	2008
Marietta, Georgia	Sales office	6,000	2006
Dryden, New York	Sales office	1,000	2007
Whitesboro, New York	Item processing center	2,000	2007
Indianapolis, Indiana	Support and data processing center	60,000	2010
Wixom, Michigan	Sales office	12,000	2007
Bedford, New Hampshire	Sales office	14,000	2006
Vancouver, British Columbia	Canadian executive offices	6,000	2005
Vancouver, British Columbia	Support and data processing center	29,000	2007
Missassauga, Ontario	Development office	2,000	2005
Oakville, Ontario	Payment processing center	30,000	2009

Item 3.	Legal Proceedings
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

Item 4.	Submission of Matters to a Vote of Security Holders
      None

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Since November 26, 2003, our common stock has traded on the Nasdaq National Market under the symbol “OPEN.” On March 9, 2005, the closing sale price of our common stock was $20.95 per share. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported on the Nasdaq National Market.

	High	Low

November 26, 2003 (inception of trading) — December 31, 2003	$19.78	$15.65
First Quarter 2004	$26.07	$17.40
Second Quarter 2004	$25.75	$19.42
Third Quarter 2004	$25.86	$20.33
Fourth Quarter 2004	$28.60	$23.66
      As of March 9, 2005, there were approximately 58 record holders of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.
      We have never paid cash dividends. We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.
Initial Public Offering and Use of Proceeds from Sales of Registered Securities
      On December 2, 2003, we completed an initial public offering of 5,750,000 shares of our common stock, par value $.01 per share, at a price to the public of $17.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-108293), which was declared effective by the Securities and Exchange Commission on November 25, 2003. After expenses, the net proceeds to us from the IPO were approximately $86.4 million.
      In addition to the use of proceeds previously disclosed in our Form 10-K for the year ended December 31, 2003, during the year ended December 31, 2004, we spent $6.9 million, $21.9 million, $47.6 million, $6.8 million and $2.5 million on the purchase of all of the capital stock of Maxxar Corporation, re:Member Data Services, Inc. and Datawest Solutions Inc. and substantially all of the assets of Eastpoint Technologies, LLC and Omega Systems of North America LLC, respectively, which accounts for all of the net proceeds from the IPO. Payments of proceeds were to persons other than our directors or officers or their associates, persons owning 10% or more of our equity securities, or our affiliates.

Item 6.	Selected Financial Data
      The selected financial data set forth below are derived from our audited financial statements. Since June 2000, we have acquired ten businesses, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. These acquisitions have significantly affected our revenues, results of operations and financial condition. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.
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

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software license	$33,032	$21,391	$13,449	$9,971	$8,595
Service, maintenance and hardware	74,151	42,461	30,896	17,295	11,625

Total revenues	107,183	63,852	44,345	27,266	20,220

Cost of revenues:
Software license	6,705	5,341	3,152	1,592	2,165
Service, maintenance and hardware	37,919	23,540	18,430	10,084	7,229

Total cost of revenues	44,624	28,881	21,582	11,676	9,394

Operating expenses (including restricted stock expense and related taxes of $3,444 for the year ended December 31, 2003)	46,396	33,471	25,773	25,929	26,152

Income (loss) from operations	16,163	1,500	(3,010)	(10,339)	(15,326)
Interest income and other, net	1,520	43	145	428	661

Income (loss) before income taxes	17,683	1,543	(2,865)	(9,911)	(14,665)
Income tax (provision) benefit	7,441	(234)	(32)	250	—

Net income (loss)	25,124	1,309	(2,897)	(9,661)	(14,665)
Preferred stock accretion charge	—	(31,500)	—	—	—

Net income (loss) attributable to common stockholders	$25,124	$(30,191)	$(2,897)	$(9,661)	$(14,665)

Net income (loss) per common share
— Basic	$1.37	$(7.74)	$(1.18)	$(4.71)	$(7.42)
— Diluted	1.26	(7.74)	(1.18)	(4.71)	(7.42)
Weighted average common shares used to compute net income (loss) per common share
— Basic	18,313	3,903	2,453	2,051	1,977
— Diluted	19,896	3,903	2,453	2,051	1,977

	December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$49,447	$14,853	$11,414	$11,552	$8,522
Working capital	59,084	73,305	1,486	3,261	5,051
Total assets	225,474	133,071	35,839	33,745	20,905
Long-term debt, current portion	1,239	—	750	748	—
Long-term debt, less current portion	1,736	—	700	—	—
Mandatorily redeemable convertible preferred stock	—	—	31,100	31,100	20,084
Redeemable convertible preferred stock	—	—	26,480	26,480	24,744
Stockholders’ equity (deficit)	178,313	105,419	(43,261)	(40,699)	(33,751)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      We are a provider of software and services that allow financial institutions to compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that perform a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. Our complementary products and services supplement our core software to provide our clients with fully-integrated business intelligence, customer relationship management, or CRM, check imaging, Internet banking and cash management, general ledger and profitability, loan origination, interactive voice solutions and check and item processing functions. Our software can be operated either by the financial institution itself, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. Substantially all of our historical revenue has been generated through the licensing of our core software and our complementary products and the provision of related services and maintenance to small and mid-size commercial banks and thrifts and credit unions of all sizes. In connection with our acquisition of Datawest Solutions Inc. in October 2004, we also derive revenue from payment processing services.
      We derive revenues from two primary sources:

•	sales of licenses for our core software and complementary products, and

•	fees from installation, training, maintenance and support services, as well as fees generated from our outsourcing centers and the outsourcing centers hosted by our resellers.
      Our revenues have grown from approximately $14.1 million in 1999 to approximately $107.2 million in 2004. This growth has resulted primarily from strategic acquisitions and internal expansion, through which we have developed and acquired new products and services and have expanded the number of clients using one or more of our products to approximately 2,780 financial institutions as of December 31, 2004.

      Software license revenue includes fees received from the licensing of application software. We license our proprietary software products under standard agreements which typically provide our clients with a perpetual non-exclusive, non-transferable right to use the software for a single financial institution upon payment of a license fee. We also license certain third-party software products to end users.
      We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, modifying and updating the software and providing outsourcing services. Our software license agreements typically provide for five years of support and maintenance. We perform outsourcing services through our outsourcing centers and our check and item processing centers. Revenues from outsourcing center services and the check and item processing centers are derived from monthly usage fees, typically under three to five-year service contracts with our clients.
      We derive other revenues from hardware sales and client reimbursement of out-of-pocket and telecommunications costs. We have entered into agreements with several hardware manufacturers under which we sell computer hardware and related services, primarily to our check imaging clients. Client reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel.
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
      In the fourth quarter of 2004, we have reversed the valuation allowance of $17.9 million against our deferred tax assets because we have determined that it is more likely than not that current and future net income will allow for the realization of these assets. As a result, we have recorded an income tax benefit directly related to the reversal of the valuation allowance of $8.6 million in the fourth quarter. The remainder of the valuation allowance reversal was primarily recorded as an increase to equity of $7.8 million. For subsequent periods, we anticipate recording a tax provision against income at our effective tax rate. However, we do not expect to incur significant federal tax payments until all anticipated net operating loss carry forwards are utilized. We continue to maintain a full valuation allowance on deferred tax assets related to Datawest Solutions Inc.
      On March 10, 2005, we acquired the U.S.-based services to credit unions business of CGI-AMS Inc., a provider of core processing solutions for credit unions, for cash consideration of approximately $24.0 million. We believe this acquisition will increase our core data processing client base among credit unions and increase the recurring revenue component of our revenues.

Results of Operations

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Statement of Operations Data:
Revenues:
Software license	$33,032	$21,391	$13,449
Service, maintenance and hardware	74,151	42,461	30,896

Total revenues	107,183	63,852	44,345
Cost of revenues:
Software license	6,705	5,341	3,152
Service, maintenance and hardware	37,919	23,540	18,430

Total cost of revenues	44,624	28,881	21,582
Operating expenses:
Sales and marketing	14,272	10,729	9,533
Product development	11,001	6,854	6,223
General and administrative (includes restricted stock expense and related taxes of $3,444 for the year ended December 31, 2003)	21,123	15,888	10,017

Total operating expenses	46,396	33,471	25,773

Income (loss) from operations	16,163	1,500	(3,010)
Interest income and other, net	1,520	43	145

Income (loss) before income taxes	17,683	1,543	(2,865)
Income tax (provision) benefit	7,441	(234)	(32)

Net income (loss)	$25,124	$1,309	$(2,897)

	Year Ended December 31,

	2004	2003	2002

As a Percentage of Revenues:
Revenues:
Software license	30.8	33.5	30.3
Service, maintenance and hardware	69.2	66.5	69.7

Total revenues	100.0	100.0	100.0

	Year Ended December 31,

	2004	2003	2002

Cost of revenues:
Software license	6.3	8.4	7.1
Service, maintenance and hardware	35.3	36.9	41.6

Total cost of revenues	41.6	45.3	48.7
Operating expenses:
Sales and marketing	13.3	16.8	21.5
Product development	10.3	10.7	14.0
General and administrative	19.7	24.9	22.6

Total operating expenses	43.3	52.4	58.1

Income (loss) from operations	15.1	2.3	(6.8)
Interest income and other, net	1.4	0.1	0.3

Net income (loss) before income taxes	16.5	2.4	(6.5)

Income tax (provision) benefit	6.9	(0.4)	(0.1

Net income (loss)	23.4%	2.0%	(6.6)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenues. We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services and from hardware sales related to our check imaging and telephony businesses. Revenues increased 67.9% from $63.9 million for the year ended December 31, 2003 to $107.2 million for the year ended December 31, 2004. This increase was attributable to a $11.6 million increase in licensing revenue from our core and complementary products attributable to sales to new clients, including those clients of our acquired entities, sales of additional products to existing clients and an increase in license fees from BISYS. Of the $11.6 million increase in licensing revenues, $3.1 million related to revenue from those acquisitions completed subsequent to January 1, 2004, which were Maxxar Corporation, Eastpoint Technologies, LLC, re:Member Data Services, Inc., Omega Systems of North America LLC and Datawest Solutions Inc, adjusted for the partial year impact of the Liberty FiTech Systems, Inc. business. The increase in revenues was also attributable to an increase of $7.1 million in our implementation and other professional services, $2.6 million of which was from acquired businesses. We also realized an increase of $10.2 million in our maintenance revenue, $6.5 million of which was from acquired businesses, and an increase of $12.9 million in our outsourcing revenues, $12.2 million of which was from acquired businesses. The increases in implementation, professional services and maintenance revenues were also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients. Additionally, revenues associated with hardware and other revenues increased by $1.6 million. The acquired businesses provided $1.8 million of hardware and other revenues.
      Cost of Revenues. Cost of revenues increased 54.5% from $28.9 million for the year ended December 31, 2003 to $44.6 million for the year ended December 31, 2004. The increase was due primarily to a $4.1 million increase in costs associated with implementation and other professional services, $1.8 million of which is from the acquired businesses, a $3.1 million increase in costs associated with maintenance, $2.6 million of which was from the acquired businesses and a $6.2 million increase in costs associated with the growth of our outsourcing business, $5.4 million of which is from the acquired businesses. Cost of revenues represented 45.3% of revenues for the year ended December 31, 2003 as opposed to 41.6% of revenues for the year ended December 31, 2004. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since January 1, 2004, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues decreased primarily because certain of our costs are fixed and our revenues (particularly maintenance, support and data center revenue) grew at a faster rate than our costs.

Operating Expenses
      Sales and Marketing. Sales and marketing expenses increased 33.0% from $10.7 million for the year ended December 31, 2003 to $14.3 million for the year ended December 31, 2004. This increase was due primarily to $1.5 million in sales and marketing expenses from the acquired businesses and higher sales commissions due to the increase in license revenues. Sales and marketing expenses represented 13.3% of revenues for the year ended December 30, 2004 as opposed to 16.8% of revenues for the year ended December 30, 2003. Sales and marketing expenses as a percentage of revenues decreased because sales and marketing expenses did not increase proportionally to our revenue growth. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.
      Product Development. Product development expenses increased 60.5% from $6.9 million for the year ended December 31, 2003 to $11.0 million for the year ended December 31, 2004. This increase was due primarily to a $3.4 million increase in product development expenses from the acquired businesses. Product development expenses represented 10.7% of revenues for the year ended December 30, 2003 as opposed to 10.3% of revenues for the year ended December 30, 2004. Product development expenses as a percentage of revenues decreased primarily because our major product lines are largely developed and therefore did not require incremental investment. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our product development expenses would increase as a result of those acquisitions. As we increase our international operations, including the business acquired in the Datawest transaction, we expect to increase our product development expenses in order to modify our current product offerings to perform in non-U.S. banking systems.
      General and Administrative. General and administrative expenses increased 32.9% from $15.9 million for the year ended December 31, 2003 to $21.1 million for the year ended December 31, 2004. The increase was due primarily to $5.3 million of expense from the acquired businesses, professional fees and other costs related to the requirements of being a public company, including the costs of compliance with Section 404 of Sarbanes-Oxley and capital based taxes of approximately $280,000, partially offset by a $3.4 million charge in 2003 related to the shares of restricted stock issued to certain employees as a result of our initial public offering. General and administrative expenses represented 24.9% of revenues for the year ended December 30, 2003 as opposed to 19.7% of revenues for the year ended December 30, 2004. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase as a result of those acquisitions.
      Interest Income and Other, net. Interest income and other, net, increased from $43,000 for the year ended December 30, 2003 to $1.5 million for the year ended December 31, 2004. This increase was due primarily to increased interest income from the investment of the proceeds of our initial public offering in the fourth quarter of 2003 and our follow-on public offering in the second quarter of 2004, as well as a foreign exchange gain of approximately $470,000 realized in the fourth quarter of 2004, partially offset by a loss on disposed equipment.
      Income Tax (Benefit) Provision. Income tax benefit increased from a provision of $234,000 for the year ended December 31, 2003 to a U.S. tax benefit of $7.4 million for the year ended December 31, 2004. The increase was primarily the result of reversing our valuation allowance against our deferred tax assets in the fourth quarter of 2004. As a result, we have recorded an income tax benefit of $8.6 million in the fourth quarter directly related to the reversal of the valuation allowance. The remainder of the valuation allowance reversal was primarily recorded as an increase to equity of $7.8 million. For subsequent periods, we anticipate recording a tax provision against income at our effective tax rate.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Revenues. Revenues increased 44.0% from $44.3 million for the year ended December 31, 2002 to $63.9 million for the year ended December 31, 2003. This increase was attributable primarily to a $6.9 million increase in licensing revenue from our core and complimentary products attributable to sales to new clients, cross sales to existing clients and an increase in license fees from BISYS. Of the increase of $6.9 million in our maintenance revenue, $1.7 million is from the Liberty FiTech Systems, Inc. business and of the $4.4 million increase in our outsourcing revenues, $2.5 million is from the Liberty FiTech Systems, Inc. business. The acquisition of Liberty FiTech Systems, Inc. on July 1, 2003 contributed an additional $2.7 million to revenues consisting primarily of license, service and hardware revenues for the year ended December 31, 2003.
      Cost of Revenues. Cost of revenues increased 33.8% from $21.6 million for the year ended December 31, 2002 to $28.9 million for the year ended December 31, 2003. The increase was due primarily to a $2.1 million increase in costs associated with maintenance, $1.1 million of which is from the Liberty FiTech Systems, Inc. business and a $1.5 million increase in costs associated with the growth of our outsourcing business, $1.2 million of which is from the Liberty FiTech Systems, Inc. business.. The Liberty FiTech Systems, Inc. business contributed an additional $2.0 million of license, service and hardware costs. Cost of revenues represented 48.7% of revenues for the year ended December 31, 2002 as opposed to 45.3% of revenues for the year ended December 31, 2003. Cost of revenues as a percentage of revenues decreased primarily because our revenues grew at a faster rate than our costs. In addition, we experienced a decrease in sales of low-margin hardware during the period.

Operating Expenses
      Sales and Marketing. Sales and marketing expenses increased 12.5% from $9.5 million for the year ended December 31, 2002 to $10.7 million for the year ended December 31, 2003. This increase was due primarily to a incremental $1.0 million increase in sales and marketing expenses from owning the HNC business for a full year and owning Liberty FiTech Systems Inc. for six months in 2004. Sales and marketing expenses represented 21.5% of revenues for the year ended December 31, 2002 as opposed to 16.8% of revenues for the year ended December 31, 2003. Sales and marketing expenses as a percentage of revenues decreased primarily because we did not increase our sales or marketing expenses significantly, but revenues continued to grow.
      Product Development. Product development expenses increased 10.1% from $6.2 million for the year ended December 31, 2002 to $6.9 million for the year ended December 31, 2003. This increase was due primarily to a $0.5 million increase in product development expenses from the Liberty FiTech Systems, Inc. business. Product development expenses represented 14.0% of revenues for the year ended December 31, 2002 as opposed to 10.7% of revenues for the year ended December 31, 2003. Product development expenses as a percentage of revenues decreased primarily because our major product lines are largely developed and therefore did not require incremental investment.
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
      Income Tax Benefit (Provision). Income tax provision increased 631.3% from $32,000 for the year ended December 31, 2002 to $234,000 for the year ended December 31, 2003. The increase was primarily because of increased profitability resulting in higher state tax expense for states where the Company has no loss carryforward or where state net operating losses were temporary suspended and deferred tax expense related to the tax amortization of goodwill from the Liberty FiTech Systems Inc. acquisition.
Liquidity and Capital Resources
      At December 31, 2004 and 2003, we had cash and cash equivalents totaling $49.4 million and $14.9 million, respectively.
      The following table sets forth the elements of our cash flow statement for the following periods:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net cash provided by operating activities	$19,767	$10,069	$2,702
Net cash used in investing activities	(22,201)	(87,682)	(2,280)
Net cash provided by (used in) financing activities	37,024	81,052	(560)

Cash from Operating Activities
      Cash provided by operations for the year ended December 31, 2004 was attributable to net income of $25.1 million, depreciation and amortization of $6.4 million partially offset by a deferred tax benefit of $8.1 million resulting primarily from the reversal of the valuation allowance and an increase in working capital of $4.3 million primarily due to an increase in accounts receivable. Cash provided by operations in the year ended December 31, 2003 was attributable to net income of $1.3 million, depreciation and amortization and other non-cash items, including restricted stock expense of $7.5 million and an increase in working capital of $1.2 million. Cash provided by operations for the year ended December 31, 2002 was attributable to a net loss of $2.9 million, depreciation and amortization and other non-cash items of $3.2 million and a decrease in working capital of $2.4 million primarily due to an increase in payments received from clients in advance of product and service delivery.

Cash from Investing Activities
      Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the years ended December 31, 2004, 2003 and 2002 were $5.6 million, $1.5 million and $1.7 million, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. T he increase in capital expenditures relates primarily to the implementation of a new enterprise software system and leasehold improvements at our new corporate lease facility. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
      At December 31, 2004, we held $12.7 million in marketable securities. During the year ended December 31, 2004, we purchased $62.0 million of marketable securities and sold $127.4 million of marketable securities.
      Additionally, net cash used in investing activities for the year ended December 31, 2004 included $82.0 million used for acquisitions. Net cash used in investing activities for the year ended December 31, 2003 included $8.0 million used for the acquisition of Liberty FiTech Systems, Inc. Net cash used in investing activities for acquisitions was $564,000 for the year ended December 31, 2002.

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
      During the year ended December 31, 2004, we also received approximately $3.9 million of proceeds from the exercise of stock options and $799,000 from the issuance of common stock in connection with our employee stock purchase program.
      On December 2, 2003, we completed our initial public offering raising proceeds, net of expenses, of $86.4 million.
      On February 2, 2005, we sold senior subordinated convertible notes due 2035, which we call the Notes, with an aggregate principal amount at maturity of $235 million to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, afforded by Section 4(2) and Rule 144A. We also granted to the Note purchasers an option, which was exercised in full, to purchase additional Notes with an aggregate principal amount at maturity of $35 million. The issue price of the Notes was $533.56 per $1,000 principal amount at maturity of Notes, which resulted in aggregate gross proceeds to us of approximately $144.1 million. The Notes are our general unsecured obligations and are junior to any of our existing and future senior indebtedness. The Notes bear cash interest at a rate of 2.75% per year on the issue price until February 2, 2012. After that date, original issue discount will accrue on the Notes at a rate of 2.75% per year on a semi-annual bond equivalent basis. On the maturity date, a holder will receive $1,000 in cash per $1,000 principal amount at maturity of Notes. These notes do not include any financial covenants.
      We currently anticipate that our current cash balance and cash flow from operations, including the proceeds from the convertible notes issued in February 2005, will be sufficient to meet our presently anticipated capital needs for the next twelve months, but may be insufficient to provide funds necessary for any future acquisitions we may make during that time. To the extent we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders. To the extent we obtain additional debt financing, our debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge assets to secure our borrowings.
Off Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations as of December 31, 2004

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt to Customers	$2,963,000	$1,086,000	$1,317,000	$560,000	$—
Capital Lease Obligations	1,034,000	788,000	211,000	35,000	—
Operating Leases	19,002,000	4,312,000	6,664,000	4,799,000	3,227,000

Total Contractual Obligations	$22,999,000	$6,186,000	$8,192,000	$5,394,000	$3,227,000

      In February 2004, we sold senior subordinated convertible notes due 2035 with an aggregate principal amount at maturity of $270 million. These notes are not included in the above table.
Income Taxes
      In the fourth quarter of 2004, we reversed the valuation allowance of $17.9 million against our deferred tax assets because we determined that it is more likely than not that current and future net income will allow for the realization of these assets. As a result, we recorded an income tax benefit of $8.6 million in the fourth quarter directly related to the reversal of the valuation allowance. The remainder of the valuation allowance reversal was primarily recorded as an increase to equity of $7.8 million. For subsequent periods, we anticipate recording a tax provision against income at our effective tax rate. However, we do not expect to incur significant federal tax payments until all anticipated net operating loss carry forwards are utilized. We continue to maintain a full valuation allowance on deferred tax assets related to Datawest Solutions Inc.
      At December 31, 2004, the Company had approximately $49.5 million of federal net operating loss carryforwards that begin expiring in 2007, had approximately $36.4 million of state net operating loss carryforwards, which begin to expire in 2005 and had approximately $31.3 million of foreign net operating loss carryforwards, which begin to expire in 2007. At December 31, 2004, the Company had approximately $1.0 million of federal research and development credit carryforwards that begin to expire in 2007 and approximately $780,000 of state research and development carryforwards with an unlimited carryforward period.
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
Acquisitions
      Since August 2001, we have expanded our product offerings and client base through the acquisition of nine businesses. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.
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
      During 2002, we acquired business operations from HNC Financial Solutions, Inc. On March 29, 2002, we acquired certain intellectual property rights of HNC Financial Solutions, Inc. and assumed the related future software maintenance and support obligations in exchange for a $500,000 promissory note. This note was paid in full in December 2004 with the proceeds from the initial public offering. We concurrently entered into a license and service agreement with the seller for the HNC Profit Manager software in exchange for $564,000 in cash. In conjunction with this acquisition, we incurred $39,000 of acquisition related costs. This acquisition expanded our complementary product offering to include financial accounting, asset/ liability management and financial planning products, and expanded our client base and product offerings.
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
      On February 24, 2004, we acquired Maxxar Corporation for cash consideration of approximately $6.5 million. Subsequent to the acquisition date, we paid an additional $190,000 as a contractual adjustment of the original purchase price. In connection with the acquisition, we incurred approximately $185,000 of acquisition related costs. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the fair value of assets acquired, including purchased technology of approximately $760,000 and other intangibles of approximately $700,000. The excess of the purchase price over the fair value of the net assets acquired of $4.3 million has been allocated to goodwill. This acquisition expanded our complementary product offerings to include a comprehensive suite of interactive voice information solutions and computer telephony integration products.
      On June 18, 2004, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Eastpoint Technologies, LLC, a provider of core processing software and related services for banks, for cash consideration of approximately $7.0 million. Subsequent to the acquisition date, we received $206,000 and $114,000 from amounts paid to escrow as a contractual adjustment of the original purchase price. In connection with the acquisition, we incurred approximately $83,000 of acquisition-related costs. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the fair value of the assets acquired, including purchased technology of $290,000 and other intangibles of approximately $1,990,000 and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired of $5.2 million has been allocated to goodwill. Purchase accounting for this acquisition is preliminary, primarily with respect to the certain portions of the purchase price which are contingent upon future events, and is expected to be finalized during 2005. This acquisition increased our core data processing client base among banks and increased the recurring revenue component of our revenues.
      On July 8, 2004, we acquired the stock of re:Member Data Services, Inc., a provider of core processing solutions for credit unions, for cash consideration of approximately $21.9 million and employee stock options valued at approximately $789,000. In connection with the acquisition, the Company incurred approximately $96,000 of acquisition-related costs. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the fair value of the assets acquired, including purchased technology of $750,000 and other intangibles of approximately $11.4 million and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired of $12.1 million has been allocated to goodwill. This acquisition increased our core data processing client base among credit unions and increased the recurring revenue component of our revenues.
      On July 23, 2004, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Omega Systems of North America LLC, a company specializing in remittance and lock box solutions, for cash consideration of approximately $2.4 million and acquisition-related costs of approximately $49,000.
      On October 29, 2004, we acquired all of the outstanding stock of Datawest Solutions Inc., a provider of core data processing and payment technology solutions in Canada for cash consideration of CDN $1.16 (approximately US$0.95 at the exchange rate as of October 29, 2004) per common share for 29,824,126 common shares and CDN $2.60 (approximately US$2.13 at the exchange rate as of October 29, 2004) per preferred share for 5,000,000 preferred shares, for a total aggregate consideration of approximately CDN$47,596,000 (approximately US$38.9 million at the exchange rate as of October 29, 2004). Additionally, we repaid US$8.3 million of outstanding debt and have incurred approximately US$368,000 of acquisition costs for a total purchase price of US$47.6 million. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the fair value of the assets acquired, including purchased technology of $2.2 million and other intangibles of approximately $11.5 million and liabilities assumed based on estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired of $32.1 million has been allocated to goodwill. Purchase accounting for this acquisition is preliminary and is expected to be finalized during 2005. This acquisition increased our core data processing client base among banks and increased the recurring revenue component of our revenues. This acquisition increased our core data processing base internationally into Canada, increased the recurring revenue component of our revenues and expanded our product offerings to include electronic payment products and services.
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

Revenue Recognition
      We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services, hardware sales related to our check imaging and voice response businesses and fees collected on transactions in our payment processing business.

      We recognize software license revenue when a noncancelable license agreement has been executed, fees are fixed or determinable, the software has been delivered, accepted by the client if acceptance is required by the contract and other than perfunctory, and collection is considered probable. The software licenses are sold in conjunction with professional services for installation, training, maintenance and support. For these arrangements, a portion of the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from renewal rates. Another portion of the contract value is then attributed to installation and training services based on estimated fair value, which is derived from rates charged for similar services provided on a stand-alone basis multiplied by estimated hours to complete. Our software license agreements generally do not require significant modification or customization of the underlying software, and accordingly, installation and training services are not considered essential to functionality. The remainder of the total contract value is then attributed to the software licenses based on the residual method. The estimated hours and hourly rate for installation and training services affect the timing and amount of revenue recognized from license fees and installation and training services. Due to the uncertainties inherent in the estimation process, actual hours to complete installation and training services or the estimated hourly rate of these services may differ from estimates. If significant customization of our software is required, we recognize all revenue using the percentage-of-completion method. The complexity of some software license agreements requires us to routinely apply judgments regarding the application of software recognition accounting principles to specific agreements and transactions. Different judgments and estimates could have led to different accounting conclusions, which could have had a material adverse effect on our results of operations.
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
      Data center revenues associated with allowing customers to utilize our software products on an outsourced basis and payment transaction processing revenues are recognized when evidence of an arrangement exists, fees are fixed or determinable, collectibility is reasonably assured and the service has been provided. The Company obtains signed contracts, which indicate the key terms, as well as the fixed and determinable fees, in each arrangement. Revenues and related costs associated with installation of data center and transaction processing arrangements are recognized over the term of the arrangement, typically 3 to 5 years.
      We are receiving payments under certain license and marketing agreements with resellers. We have provided a master license to our two primary resellers BISYS, Inc. and Connecticut On-Line Computer Center, Inc., or COCC, and do not have any other continuing obligation to provide additional products or services, other than the provision of client support and maintenance. We recognize revenue when the revenue recognition criteria under SOP No. 97-2 are met, including when evidence of an arrangement exists, fees are fixed and determinable, collectibility is reasonably assured, and delivery has occurred. We recognize minimum quarterly non-refundable payments and any additional license fees as revenue in the quarter that they are due.
      We typically recognize hardware revenue upon product shipment, including our voice response systems and other standard hardware equipment. We recognize certain hardware revenue related to our check imaging products on a percentage-of-completion basis because installation services related to these arrangements and the software related to these arrangements are considered essential to the functionality of certain of the hardware.
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

Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The amount of our reserve is based on historical experience and our analysis of the accounts receivable balance outstanding. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Such estimates require significant judgment on the part of our management. Therefore, changes in the assumptions underlying our estimates or changes in the financial condition of our clients could result in a different required allowance, which would have a material effect on our results of operations.

Stock Compensation
      We apply the intrinsic value recognition and measurement principles whereby compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option. For periods prior to our initial public offering, the calculation of the intrinsic value of a stock award was based on management’s estimate of the fair value of our common stock. Beginning in the third quarter of 2005, we will be required to recognize expense pursuant to SFAS 123R for stock-based compensation. Valuation of stock options requires significant estimates related to volatility and option life, and changes in these estimates would have a material impact on our stock-based compensation expense when the provisions of SFAS 123R are adopted.

Software Development Costs
      Software development costs for new software products and additional modules for existing software are expensed as incurred until technological feasibility is established. Technological feasibility is established when a working model of the product has been completed and completeness of the working model and its consistency with the product design has been confirmed by testing. Internal software development costs qualifying for capitalization under SFAS No. 86 have not been significant.

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
      Deferred revenue acquired in business combinations is recorded based on the fair value of the legal obligation. We measure fair value as the cost to fulfill the obligation plus our historical profit margin on these services. Changes in the estimate of fair value of deferred revenue could have a material impact on the purchase price allocation and future recognition of revenue.

Long-Lived Assets, Intangible Assets and Goodwill
      We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its fair value. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and

•	significant negative industry or economic trends.
      We also perform an annual impairment test of goodwill. We assess potential impairment through a comparison of the fair value of each reporting unit versus its carrying value. The estimated fair value of goodwill and intangible assets is based on a number of factors including past operating results, budgets, economic projections, market trends, product development cycles, and estimated future cash flows. Changes in these assumptions and estimates could cause a material impact on our financial statements.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005. SFAS 123R requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the financial statements at their fair value. SFAS 123R will require us to estimate future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. Therefore, we believe that the pro forma expense currently disclosed in Note 2 to our Consolidated Financial Statements represents an estimate of the amounts that would have been recorded under the provisions of SFAS 123R. We have not yet determined which fair value method and transitional provision we will follow. We are currently evaluating our stock based compensation plan, to determine if changes should be made to minimize compensation charges resulting from the adoption of SFAS 123R.
      In October 2004, the FASB ratified EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.” The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company’s common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004. In February 2005, we completed an offering of convertible debt. The dilutive effect of shares from this debt will be included in the diluted earnings per share calculation using the if-converted method.
      In December 2004, the FASB issued FSP No. 109-1 — Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance with respect to recording the potential impact of repatriation provisions of the American Job Creation Act of 2004 (the “Jobs Act”) to enterprises’ income tax expense and deferred tax liability. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends reduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how the interpret certain provisions in the Jobs Act. As such, we have not yet determined whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.

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

We have had several consecutive profitable quarters, but we may not achieve continued sustained profitability.
      We were incorporated in May 1992 and did not release our first product until 1995. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with limited operating histories. Although we have been profitable for the year ended December 31, 2004, we may not be profitable in future periods, either on a short or long-term basis. As of December 31, 2004, we had an accumulated deficit of approximately $21.9 million. There can be no assurance that operating losses will not recur in the future, that we will sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.

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

An impairment of the value of our goodwill, capitalized software costs and other intangible assets could significantly reduce our earnings.
      We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of December 31, 2004, we had approximately $66.5 million of goodwill, $6.2 million of capitalized software costs and $31.2 million of other intangible assets. We periodically review these assets for impairment. If we determine that the carrying value of these assets are not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, in any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill, capitalized software costs and other intangible assets.

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
      We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 30.8% of revenues for the year ended December 31, 2004, 33.5% of revenues for the year ended December 31, 2003, 30.3% of revenues for the year ended December 31, 2002 and 36.6% of revenues for the year ended December 31, 2001. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.

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
      We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, we expect that BISYS, a national outsourcing center, will account for a meaningful portion of our revenues over time. During the year ended December 31, 2004, BISYS represented approximately $12.5 million, or 11.7%, of our total revenues. During the fiscal year ended December 31, 2003, BISYS represented approximately $5.8 million, or 9.1%, of our total revenues.
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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior subordinated convertible notes.
      We have a significant amount of indebtedness. Our substantial indebtedness could have important consequences to our stockholders and noteholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our notes,

•	increase our vulnerability to general adverse economic and industry conditions,

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, product development efforts and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	place us at a disadvantage compared to our competitors that have less debt, and

•	limit our ability to borrow additional funds.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our notes or any indebtedness that we may incur in the future, we would be in default, which would permit the holders of the notes and the holders of such other indebtedness to accelerate the maturity of the notes or such other indebtedness, as the case may be, and could cause defaults under the notes and such other indebtedness. Any default under the notes or any indebtedness that we may incur in the future could have a material adverse effect on our business, operating results, liquidity and financial condition.

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
There can be no assurance that third parties will not assert infringement claims against us in the future with respect to our current or future products or that any such assertion will not require us to enter into royalty arrangements, if available, or litigation that could be costly to us.

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions which may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
      Since 2000, we have acquired ten businesses. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. Some of these business combinations and acquisitions may be material to our business. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

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
      If we are not successful in completing acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional shares of our common stock or other securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution and could adversely affect the rights of the holders of the notes. Any future acquisitions may not generate additional revenue for us.

We may not have sufficient funds available to pay amounts due under our senior subordinated convertible notes.
      We will be required to pay cash to holders of our senior subordinated convertible notes:

•	upon purchase of the notes by us at the option of holders on February 2 in each of 2012, 2015, 2020, 2025 and 2030, in an amount equal to the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any,

•	upon purchase of the notes by us at the option of holders upon some changes of control, in an amount equal to the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any,

•	at maturity of the notes, in an amount equal to the entire outstanding principal amount, and

•	in the event that we elect to pay cash in lieu of the delivery of shares of common stock upon conversion of the notes, upon conversion, in an amount up to the conversion value of the notes.
We may not have sufficient funds available or may be unable to arrange for additional financing to satisfy these obligations. A failure to pay amounts due under the notes upon repurchase, at maturity or upon conversion in the event we elect to pay cash in lieu of shares of common stock upon conversion, would constitute an event of default under the indenture, which could, in turn, constitute a default under the terms of any other indebtedness.

We face risks associated with our Canadian operations that could harm our financial condition and results of operations.
      On October 29, 2004, we completed the acquisition of Datawest Solutions Inc., a provider of banking and payment technology solutions located in Vancouver, British Columbia, Canada. Although historically we have not generated significant revenues from operations outside the United States, we expect that the portion of our revenues generated by our international operations will increase as a result of our acquisition of Datawest. As is the case with most international operations, the success and profitability of such operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	difficulties and costs of staffing and managing foreign operations,

•	differing regulatory and industry standards and certification requirements,

•	the complexities of foreign tax jurisdictions,

•	currency exchange rate fluctuations, and

•	import or export licensing requirements.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
      Our ability to make payments on and to refinance our indebtedness, including our notes, and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
      We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes, on commercially reasonable terms or at all.

If we fail to effectively manage our growth, our financial results could be adversely affected.
      We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $27.3 million in 2001 to approximately $107.2 million in 2004. As of December 31, 2004, we had 762 employees, up from 577 as of December 31, 2003. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

The requirements of being a public company may strain our resources and distract management.
      As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We currently do not have an internal audit group. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and we may not be able to do so in a timely fashion.

Failure to continue to comply with all of the requirements imposed by Section 404 of the Sarbanes-Oxley Act of 2002 could result in a negative market reaction.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our indepen-

dent registered public accounting firm is required to audit both the design and operating effectiveness of our internal control over financial reporting and management’s assessment of the design and the effectiveness of its internal control over financial reporting. If we do not continue to comply with all of the requirements of Section 404 or if our internal controls are not designed or operating effectively, it could result in a negative market reaction.

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

We may need additional capital in the future, which may not be available to us, and if we raise additional capital, it may dilute the ownership of existing stockholders.
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
      Our existing debt and any debt incurred by us in the future could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any indebtedness we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, or redeem or repurchase, our capital stock, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests we grant on our assets could limit our financial and business flexibility.
      Any additional capital raised through the sale of equity or convertible debt securities may dilute the ownership of existing stockholders. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to raise additional capital, which could significantly limit our ability to implement our business plan. In addition, we may have to issue securities, including debt securities, that may have rights, preferences and privileges senior to our common stock.

The price of our common stock may be volatile.
      In the past three years, technology stocks listed on the NASDAQ National Market have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock may fluctuate substantially. During the period from our initial public offering to December 31, 2004, the closing sale price of our common stock on the NASDAQ National Market ranged from a low of $16.10 per share to a high of $28.27 per share. The price of the common stock that will prevail in the market depends on many factors, some of which are beyond our control and may not be related to our operating performance. The factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

      In addition, as of December 31, 2004, options to purchase a total of 3,042,425 shares of our common stock were outstanding under our stock incentive plans, of which 1,461,217 were vested. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

Some provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.
      Our certificate of incorporation and our by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

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
      These provisions could discourage, delay or prevent a transaction involving a change of control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change of control that our stockholders might consider to be in their best interest.
      We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder, who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change of control of our company that our stockholders might consider to be in their best interests.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We transact business with clients almost exclusively in the United States and Canada and receive payment for our services exclusively in United States dollars or Canadian dollars. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies which could impact our results operations and financial condition. A 10% increase or decrease in currency exchange rates would not have a material adverse effect on our financial condition or results of operations.
      Our interest expense is generally not sensitive to changes in the general level of interest rates in the United States, particularly because a substantial majority of our indebtedness is at fixed rates. A 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition or results of operations.
      We do not hold derivative financial or commodity instruments and all of our cash and cash equivalents are held on deposit with banks and highly liquid marketable securities with maturities of three months or less.

Item 8.	Financial Statements and Supplementary Data
      The information required by this item may be found on page F-1 thru F-25 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
      No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment, management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.
      Our management has excluded Maxxar Corporation, Eastpoint Technologies, LLC, re: Member Data Services, Inc., Omega Systems of North America LLC and Datawest Solutions Inc. from the assessment of internal control over financial reporting as of December 31, 2004 because they were acquired in a purchase business combinations during 2004. Datawest Solutions, Inc. is a wholly-owned entity whose total assets and total revenues represent 26 percent and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. re:Member Data Services, Inc. is a wholly-owned entity whose total assets and total revenues represent 12 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. The other three acquired entities’ total assets and total revenues represent 9 percent and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information
      On March 10, 2005, OS Acquisition Corp. (n/k/a Open Solutions CU Technologies, Inc.), or OS Acquisition, a subsidiary of ours, purchased certain assets of CGI-AMS Inc., or CGI, pursuant to the terms of an Asset Purchase Agreement, dated as of March 10, 2005, between OS Acquisition and CGI. The purchased assets are comprised of the U.S. division of a business unit known as the Services to Credit Union business, which business unit provides core banking, data processing, loan origination, loan decisioning, home banking, Internet banking, website hosting, call center and related services to credit unions in the United States, on either a licensed, in-house basis or an outsourced basis. The aggregate consideration paid for the assets was $24,000,000, of which $1,800,000 is to be held in escrow for one year to secure indemnification obligations of CGI, subject to a purchase price adjustment based on the net current assets of the Services to Credit Union business as of March 10, 2005.
      The terms of the Asset Purchase Agreement were determined on the basis of arms-length negotiations. Prior to the execution of the Asset Purchase Agreement, to the best of our knowledge, we nor any of our affiliates, any of our directors or officers, nor any associate of any such director or officer, had any material relationship with CGI.
      The foregoing summary description of the terms of the transaction is qualified in its entirety by reference to the Asset Purchase Agreement, which is attached as Exhibit 2.7 to this Annual Report on Form 10-K.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The response to this item is contained in our proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2005 under the captions “Proposal One — Election of Directors” and “Executive Officers,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4 and 5 is contained in our 2005 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an audit committee financial expert and identification of the audit committee of our board of directors is contained in our 2005 proxy statement under the caption “Corporate Governance,” and is incorporated herein by reference.
      We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted on our website a copy of our code of business conduct and ethics. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website, which is located at www.opensolutions.com.

Item 11.	Executive Compensation
      The response to this item is contained in our 2005 proxy statement under the captions “Compensation of Directors,” “Information About Executive Compensation,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.
      The sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2005 proxy statement are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The response to this item is contained in our 2005 proxy statement under the captions “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The response to this item is contained in our 2005 proxy statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The response to this item is contained in our 2005 proxy statement under the caption “Independent Registered Public Accounting Firm Fees,” and is incorporated herein by reference.
PART IV

Item 15.	Exhibit and Financial Statement Schedules
      (a) The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements.

      (b) Exhibits
      The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.
      (c) Financial Statement Schedules
      The information required by this item is contained in the financial statements included in this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN SOLUTIONS INC.
Date: March 16, 2005	By: /s/ Louis Hernandez, Jr. Louis Hernandez, Jr. Chairman of the Board and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LOUIS HERNANDEZ, JR. Louis Hernandez, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ CARL D. BLANDINO Carl D. Blandino	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

/s/ DOUGLAS K. ANDERSON Douglas K. Anderson	Director	March 16, 2005

/s/ HOWARD L. CARVER Howard L. Carver	Director	March 16, 2005

/s/ DENNIS F. LYNCH Dennis F. Lynch	Director	March 16, 2005

/s/ SAMUEL F. MCKAY Samuel F. McKay	Director	March 16, 2005

/s/ CARLOS P. NAUDON Carlos P. Naudon	Director	March 16, 2005

/s/ RICHARD P. YANAK Richard P. Yanak	Director	March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Open Solutions Inc.:
      We have completed an integrated audit of Open Solutions Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Open Solutions Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      In our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9a that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Maxxar Corporation, Eastpoint Technologies, LLC, re: Member Data Services, Inc., Omega Systems of North America LLC and Datawest Solutions Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired in purchase business combinations during 2004. We have also excluded these entities from our audit of internal control over financial reporting. Datawest Solutions, Inc. is a wholly-owned entity whose total assets and total revenues represent 26 percent and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. re:Member Data Services, Inc. is a wholly-owned entity whose total assets and total revenues represent 12 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. The other three acquired entities’ total assets and total revenues represent 9 percent and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut
March 15, 2005

OPEN SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$49,447	$14,853
Investments in marketable securities	12,736	70,100
Accounts receivable, net	19,975	10,267
Deferred costs	2,067	1,563
Prepaid expenses and other current assets	3,922	2,409
Deferred tax assets	12,356	—

Total current assets	100,503	99,192
Fixed assets, net	14,410	5,500
Investments in marketable securities	—	7,807
Capitalized software cost, net	6,211	2,964
Other intangible assets, net	31,168	6,421
Goodwill	66,548	11,187
Deferred tax assets	4,560	—
Other assets	2,074	—

Total assets	$225,474	$133,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,521	$1,800
Accrued expenses	15,338	8,368
Deferred revenue, current portion	21,586	15,324
Long-term debt from customers, current portion	1,239	—
Capital lease obligations, current portion	735	395

Total current liabilities	41,419	25,887

Long-term debt from customers, less current portion	1,736	—
Capital lease obligations, less current portion	223	64
Deferred revenue, less current portion	2,706	1,479
Other long-term liabilities	1,077	222

Total liabilities	47,161	27,652

Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 19,379,701 and 16,786,329 shares issued and outstanding at December 31, 2004 and 2003, respectively	194	168
Additional paid-in capital	199,272	152,274
Accumulated other comprehensive income (loss)	718	(28)
Accumulated deficit	(21,871)	(46,995)

Total stockholders’ equity	178,313	105,419

Total liabilities and stockholders’ equity	$225,474	$133,071

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
Software license	$33,032	$21,391	$13,449
Service, maintenance and hardware	74,151	42,461	30,896

Total revenues	107,183	63,852	44,345

Cost of revenues:
Software license	6,705	5,341	3,152
Service, maintenance and hardware	37,919	23,540	18,430

Total cost of revenues	44,624	28,881	21,582

Gross profit	62,559	34,971	22,763

Operating expenses:
Sales and marketing	14,272	10,729	9,533
Product development	11,001	6,854	6,223
General and administrative (includes restricted stock expense and related taxes of $3,444 for the year ended December 31, 2003: Note 11)	21,123	15,888	10,017

Total operating expenses	46,396	33,471	25,773

Income (loss) from operations	16,163	1,500	(3,010)
Interest income and other, net	1,645	197	172
Interest expense	(125)	(154)	(27)

Income (loss) before income taxes	17,683	1,543	(2,865)
Income tax (provision) benefit	7,441	(234)	(32)

Net income (loss)	25,124	1,309	(2,897)

Preferred stock accretion charge (Note 10)	—	(31,500)	—

Net income (loss) attributable to common stockholders	$25,124	$(30,191)	$(2,897)

Net income (loss) per common share:
— Basic	$1.37	$(7.74)	$(1.18)
— Diluted	1.26	(7.74)	(1.18)
Weighted average common shares used to compute net income (loss) per common share:
— Basic	18,313	3,903	2,453
— Diluted	19,896	3,903	2,453
The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
					Other		Total	Compre-
	Common Stock		Additional		Comprehensive		Stockholders’	hensive
			Paid-In	Deferred	Income	Accumulated	Equity	Income
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)	(Loss)

	(In thousands, except share data)
Balance at December 31, 2001	2,386,754	$24	$4,684	$—	$—	$(45,407)	$(40,699)
Exercise of stock options	88,163	1	187	—	—	—	188
Reversal of accrued compensation from exercise or forfeiture	—	—	147	—	—	—	147
Net loss	—	—	—	—	—	(2,897)	(2,897)	$(2,897)

Comprehensive loss								$(2,897)

Balance at December 31, 2002	2,474,917	25	5,018	—	—	(48,304)	(43,261)
Exercise of stock options	7,943	—	10	—	—	—	10
Issuance of restricted stock	680,530	7	3,269	(3,276)	—	—	—
Amortization of deferred compensation	—	—	—	3,276	—	—	3,276
Reversal of accrued compensation from exercise or forfeiture	—	—	60	—	—	—	60
Tax provision related to restricted stock	—	—	72	—	—	—	72
Issuance of common stock	5,570,000	56	87,891	—	—	—	87,947
Issuance cost from sale of common stock	—	—	(1,545)	—	—	—	(1,545)
Preferred stock accretion charge	—	—	(31,500)	—	—	—	(31,500)
Conversion of preferred stock	8,052,939	80	89,036	—	—	—	89,116
Deemed preferred stock dividends and accretion	—	—	(37)	—	—	—	(37)
Unrealized loss on marketable securities	—	—	—	—	(28)	—	(28)	(28)
Net income	—	—	—	—	—	1,309	1,309	1,309

Comprehensive income								$1,281

Balance at December 31, 2003	16,786,329	$168	$152,274	$—	$(28)	$(46,995)	$105,419
Exercise of stock options	880,820	9	3,911	—	—	—	3,920
Issuance of common stock through employee stock purchase plan	47,086	—	799	—	—	—	799
Reversal of accrued compensation from exercise or forfeiture	—	—	321	—	—	—	321
Issuance of common stock	1,665,466	17	34,000	—	—	—	34,017
Issuance cost from sale of common stock	—	—	(578)	—	—	—	(578)
Unrealized loss on marketable securities, net of tax effects	—	—	—	—	(9)	—	(9)	$(9)
Valuation of stock options issued in acquisition	—	—	789	—	—	—	789
Tax benefit related to stock options	—	—	7,756	—	—	—	7,756
Cumulative translation adjustment	—	—	—	—	755	—	755	755
Net income	—	—	—	—	—	25,124	25,124	25,124

Comprehensive income								$25,870

Balance at December 31, 2004	19,379,701	$194	$199,272	$—	$718	$(21,871)	$178,313

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except
	share and per share data)
Cash flows from operating activities
Net income (loss)	$25,124	$1,309	$(2,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,434	3,901	3,236
Stock-based compensation expense	388	3,542	84
Tax benefit on restricted stock	—	72	—
Deferred tax provision	(8,057)	—	—
Provision for doubtful accounts	156	205	270
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(3,950)	(1,038)	(292)
Prepaid expenses and other current assets	(604)	(1,299)	(614)
Other assets	(139)	—	—
Accounts payable and accrued expenses	(394)	2,586	(180)
Deferred revenue	809	791	3,095

Net cash provided by operating activities	19,767	10,069	2,702

Cash flows from investing activities
Purchases of fixed assets	(5,555)	(1,469)	(1,666)
Purchase of developed software	—	(20)	(50)
Purchase of marketable securities	(62,016)	(78,156)	—
Sale of marketable securities	127,375	—	—
Business acquisitions, net of cash received	(82,005)	(8,037)	—
Business acquired from related party	—	—	(564)

Net cash used in investing activities	(22,201)	(87,682)	(2,280)

Cash flows from financing activities
Repayment of long-term debt from customers	(459)	—	—
Proceeds from exercise of stock options	3,920	10	188
Proceeds from issuance of common stock through employee stock purchase plan	799	—	—
Proceeds from issuance of long-term debt	—	1,661	—
Repayment of long-term debt	—	(5,014)	(748)
Repayment of capital lease obligation	(676)	(207)	—
Purchase of common stock	—	(1,800)	—
Proceeds from sale of common stock	33,439	86,402	—

Net cash provided by (used in) financing activities	37,023	81,052	(560)

Effect of exchange rate on cash and cash equivalents	5	—	—
Net increase (decrease) in cash and cash equivalents	34,594	3,439	(138)
Cash and cash equivalents, beginning of period	14,853	11,414	11,552

Cash and cash equivalents, end of period	$49,447	$14,853	$11,414

Supplemental disclosures
Cash paid for interest	$125	$178	$—
Cash paid for income taxes	506	118	32
See Notes 4, 9, 10 and 11 for investing and financing non-cash disclosures
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
      The Company was incorporated in 1992 and is based in Glastonbury, Connecticut.
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

Foreign Currency Translation and Transactions
      The functional currency of our Canadian subsidiaries is the local currency, the Canadian dollar. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity is translated at historical rates. The statements of operations and cash flows are translated to the U.S dollar at the average rate for the period presented. Translation adjustments are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in other income. During 2004, the net effect of realized and unrealized foreign currency transaction gains was $467,000. Prior to 2004, the Company had no foreign currency transactions.

Segment Reporting
      The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single reportable segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been aggregated into one reportable segment based on similar economic

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and other qualitative criteria. The Company operates primarily in two geographical areas, the United States and Canada. The Company provides the following disclosures of revenues from products and services:

	Year Ended December 31,

	2004	2003	2002

Software license	$33,032,000	$21,391,000	$13,449,000

Installation, training and professional services	17,754,000	10,686,000	9,519,000
Maintenance, support, data center and payment processing services	51,561,000	28,507,000	17,180,000
Hardware and other	4,836,000	3,268,000	4,197,000

Service, maintenance and hardware	74,151,000	42,461,000	30,896,000

Total revenue	$107,183,000	$63,852,000	$44,345,000

      Revenues and long-lived assets by significant geographic region are as follows:

	Year Ended December 31,

	2004	2003	2002

Revenues:
United States	$101,717,000	$63,852,000	$44,345,000
Canada	5,466,000	—	—

	$107,183,000	$63,852,000	$44,345,000

	As of December 31,

	2004	2003

Long-lived assets:
United States	$48,368,000	$5,500,000
Canada	38,801,000	—

	$87,169,000	$5,500,000

Cash and Cash Equivalents
      Cash and cash equivalents include cash on deposit with banks and all highly liquid marketable securities with maturities of three months or less at the date of acquisition.
      Included in Other Assets in the accompanying consolidated balance sheets is restricted cash of $1,384,000, related to the Open Solutions Canada payment processing business settlement account. Cash held in a settlement account for payments in process is immediately disbursed on behalf of users and no net cash balance is reflected on the Company’s financial statements.

Investments in Marketable Securities
      The Company’s investments consist primarily of corporate bonds and auction rate securities that are held with a major financial institution. At December 31, 2004 and 2003, the Company classified its entire investment portfolio as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The specific identification method is used to determine the cost basis and calculate unrealized gains and losses. Corporate bond securities are recorded at fair value, and unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. Our investments in the auction rate securities are recorded at cost,

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments in auction rate securities.

Accounts Receivable
      The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions for uncollectible accounts are made based upon a specific review of all significant outstanding invoices and recorded in the allowance for doubtful accounts. Receivables are presented net of the allowance for doubtful accounts.
      The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2004, 2003 and 2002:

		Additions
	Balance at
	Beginning	Charge to Costs	Charge to	Deductions,	Balance at
Description	of Period	and Expenses	Other Accounts	Net	End of Period

Allowance for Doubtful Accounts:
Years ended December 31,
2004	$420,000	$156,000	$—	$45,000	$531,000
2003	418,000	205,000	—	203,000	420,000
2002	573,000	270,000	—	425,000	418,000

Fixed Assets
      Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 5 years
Office furniture and equipment	7 years
Leasehold improvements	7 years
      Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.
      The Company capitalizes certain costs related to the development and purchase of internal-use software. Computer software costs incurred in the preliminary project stage are expensed as incurred until the point the preliminary project stage is complete and management commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point that the computer software project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the product, generally three years to five years.

Capitalized Software Costs
      Capitalized software costs are primarily comprised of the costs associated with purchased technology acquired in acquisitions, software directly purchased from third-party vendors and internally developed software for use in providing service to clients (see discussion in Note 4 and Note 6). Capitalized costs related to software to be sold, leased, or otherwise marketed are accounted for pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. These costs are amortized over the estimated economic useful life of the software, which is generally 5 to 7 years. The Company’s policy is to

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
record amortization for purchased technology based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. The Company reassesses this estimate periodically. At each balance sheet date, the Company compares the carrying value of the capitalized software to the net realizable value of the product, determined using management’s estimate of discounted cash flows. Any excess of carrying value over net realizable value is written off. To date, the Company has not recorded any impairment on its capitalized software.

Research and Development Costs
      Research and development costs, which are described as product development costs in the consolidated statement of operations, are expensed as incurred. Software development costs for new software products and additional modules for existing software are expensed as incurred until technological feasibility is established. Technological feasibility is established at the point in which a working model of the product has been completed and completeness of the working model and its consistency with the product design has been confirmed by testing. The establishment of technological feasibility of our products has substantially coincided with the general release of such software. As a result, internal software development costs qualifying for capitalization have not been significant.

Long-Lived Assets
      The Company evaluates its long-lived assets, which are comprised primarily of fixed assets, other intangible assets and capitalized software, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets in 2004, 2003 or 2002.

Goodwill and Other Intangibles
      The acquisitions described in Note 4 were accounted for using the purchase method of accounting with a total of $66.5 million assigned to goodwill. The recorded goodwill related to the Company’s acquisitions has not been subject to amortization. Other intangible assets, such as purchased technology, customer relationships and tradenames are amortized over their useful lives (see Note 6). The Company performs an annual impairment test of its goodwill at December 31. To accomplish this, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units and comparing such amounts to the respective fair values of each reporting unit. As of December 31, 2004, the Company had nine reporting units. Based on the results of the annual impairment analysis, the Company has determined that no impairment existed for its goodwill.

Revenue Recognition
      The Company generates revenues from licensing the rights to use its software products and certain third-party software products to end-users. The Company also generates revenues from customer support and maintenance, installation, professional service and training services provided to customers, data center services and hardware sales related to its imaging and voice response businesses and fees collected on transactions in

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our payment processing business. The Company’s maintenance and support arrangements offer call center support and unspecified upgrades and enhancements on software products on a when-and-if-available basis.
      The Company recognizes software license revenue when a non-cancelable license agreement has been executed, fees are fixed and determinable, the software has been delivered, accepted by the customer if acceptance is required by the contract and is other than perfunctory, and collection is considered probable.
      The Company sells software licenses in conjunction with professional services for installation and maintenance. For these arrangements, the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from renewal rates. The contract value is then attributed to installation and training services based on estimated fair value, which is derived from the rates charged for similar services provided on a stand-alone basis multiplied by estimated hours to complete. The Company’s software license agreements generally do not require significant modification or customization of the underlying software, and accordingly, installation and training services are not considered essential to functionality. The remainder of the total contract value is then attributed to the software license and other delivered elements. If significant customization of the Company’s software is required, the Company recognizes all revenue using the percentage-of-completion method. Maintenance revenues are recognized ratably over the maintenance period, generally five years. Revenues from installation and training services are recognized as services are performed. The Company warrants its products will function substantially in accordance with documentation provided to customers. To date, the Company has not incurred any significant expenses related to warranty claims.
      Data center revenues associated with allowing customers to utilize our software products on an outsourced basis and payment transaction processing revenues are recognized when evidence of an arrangement exists, fees are fixed and determinable, collectibility is reasonably assured, and the service has been provided. The Company obtains signed contracts, which indicate the key terms, as well as the fixed and determinable fees, in each arrangement. Revenues and related costs associated with installation of data center and transaction processing arrangements are recognized over the term of the arrangement, typically 3 to 5 years.
      The Company is receiving payments under certain license and marketing agreements with resellers. The Company has provided a master license to its two primary resellers and does not have any other continuing obligation to provide additional products or services, other than the provision of client support and maintenance. The Company recognizes license revenue when evidence of an arrangement exists, fees are fixed and determinable, collectibility is reasonably assured, and delivery of the master has occurred. The revenue for client support and maintenance is recognized ratably over the period of maintenance, generally 3 to 5 years.
      Pursuant to its amended license agreement with BISYS, Inc. (“BISYS”) on September 30, 2003 (see Note 16), the Company is entitled to non-refundable license fees, payable at the beginning of each quarter. The Company also receives additional license fees for amounts that are sold above the minimum license fee threshold, which are payable at the end of each quarter. The Company records the quarterly minimum license fee and the additional license fees as revenue in the period in which they are due and payable, assuming that all other revenue recognition criteria were met.
      Pursuant to its amended license agreement with its regional reseller on May 15, 2003 and further amended on December 31, 2004 (see Note 16), the Company receives payments upon signing and upon conversion of a financial institution. The Company recognizes revenue upon signing of a financial institution, assuming all other revenue recognition criteria have been met. Prior to May 15, 2003, the Company received payments from its regional reseller upon conversion of a financial institution. For these arrangements, the Company recognized revenue upon the conversion of the financial institution, assuming all other revenue recognition was met.

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred revenue is comprised of payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred costs are comprised of costs incurred prior to the recognition of the related revenue.

Income Taxes
      The Company accounts for income taxes under the asset and liability approach, which recognizes deferred tax assets and liabilities for the future tax consequences of items that have already been recognized in its financial statements and tax returns. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

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
      In April 2004, the EITF issued Statement No. 03-06, Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share (“EITF 03-06”). EITF 03-06 addressed a number of questions regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock and provided guidance on application of the two-class method. The two-class method is an earnings allocation formula that determines EPS for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of previously presented EPS amounts. The adoption of this standard in the second quarter of 2004 did not require retroactive restatement of EPS for the years ended December 31, 2003 and 2002, as allocating any net losses would have an anti-dilutive effect. Since the Company’s initial public offering in the fourth quarter of 2003, there is only one class of stock outstanding and, accordingly, there is no impact on EPS reported in 2004.
      The following table reconciles the weighted average shares outstanding used to calculate basic and diluted income per share:

	Years Ended December 31,

	2004	2003	2002

Net income (loss) available to common stockholders	$25,124,000	$(30,191,000)	$(2,897,000)
Basic net income per share — weighted average common shares outstanding	18,312,997	3,903,252	2,452,848
Dilutive effect of stock options and warrants	1,583,450	—	—

Diluted net income per share — weighted average common shares outstanding	19,896,447	3,903,252	2,452,848

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted average common share equivalents of 53,225, 7,168,026 and 9,025,381 were excluded from the computation of diluted EPS for the years ended December 31, 2004, 2003 and 2002 as they would have been anti-dilutive.

Comprehensive Income
      Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity, other than stockholders’ investments and distributions and deferred stock based compensation.

Concentration of Credit Risk
      Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. One customer represented 11.7% of total revenues for the year ended December 31, 2004. No individual customer accounted for 10% or more of total revenues for the years ended December 31, 2003 or 2002. As of December 31, 2004 and 2003, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.

Fair Value of Financial Instruments
      The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amount of long-term debt approximates fair value, and a fluctuation in interest rates would not be material to the Company’s financial position.

Stock Compensation
      The Company records stock-based compensation for awards issued to employees and directors (collectively “employees”) using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant.
      The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock compensation:

	Year Ended December 31,

	2004	2003	2002

Net loss attributable to common stockholders, as reported	$25,124,000	$(30,191,000)	$(2,897,000)
Add: Stock compensation expense, net of tax effect, included in reported net loss	212,000	3,542,000	84,000
Subtract: Total stock compensation expense determined under fair value method, net of tax effect	(2,658,000)	(5,630,000)	(1,933,000)

Pro forma net income (loss)	$22,678,000	$(32,279,000)	$(4,746,000)

Reported net loss per share
Basic	$1.37	$(7.74)	$(1.18)
Diluted	1.26	(7.74)	(1.18)
Pro forma net income (loss) per share
Basic	$1.24	$(8.27)	$(1.93)
Diluted	1.17	(8.27)	(1.93)

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of computing 2004 pro forma net income per share, 18,312,997 of 19,413,390 weighted average shares outstanding were used for the basic and diluted calculation, respectively. The above pro forma results are not necessarily indicative of future pro forma results. Other disclosures required by SFAS No. 123 have been included in Note 11.

Reclassifications
      In connection with the preparation of these financial statements, the Company has concluded that it was appropriate to classify auction rate securities as current investments in marketable securities. Previously, such investments had been classified as cash and cash equivalents. Accordingly, these securities have been reclassified as current investments in marketable securities in the consolidated balance sheet as of December 31, 2003. There have also been corresponding adjustments to the consolidated statement of cash flows for the year ended December 31, 2003, to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in previously reported consolidated statements of cash flows, or previously reported consolidated statements of operations for any period.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 123R in its third quarter of 2005. SFAS 123R requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the financial statements at their fair value. SFAS 123R will require the estimation of future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. Therefore, the Company believes that the pro forma expense currently disclosed in Note 2 to the Consolidated Financial Statements represents an estimate of the amounts that would have been recorded under the provisions of SFAS 123R. The Company has not yet determined which fair value method and transitional provision to follow. The Company is currently evaluating its stock based compensation plans to determine if changes should be made to minimize compensation charges resulting from the adoption of SFAS 123R.
      In October 2004, the FASB ratified EITF 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share. The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company’s common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004. In February 2005, the Company completed an offering of convertible debt (see Note 17). In future financial reporting periods, the dilutive effect of shares from this debt will be included in the diluted earnings per share calculation using the if-converted method.
      In December 2004, the FASB issued FSP No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance with respect to recording the potential impact of repatriation provisions of the American Job Creation Act of 2004 (the “Jobs Act”) to enterprises’ income tax expense and deferred tax liability. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends reduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the interpret certain provisions in the Jobs Act. As such, the Company has not yet determined whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S.

3.	Investments in Marketable Securities
      The following table summarizes the Company’s available for sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2004
Corporate notes and bonds	$9,797,000	$—	$(42,000)	$9,755,000
Federal notes and bonds	2,000,000	—	(14,000)	1,986,000
Municipal notes and bonds	1,000,000	—	(5,000)	995,000

Total	$12,797,000	$—	$(61,000)	$12,736,000
December 31, 2003
Corporate notes and bonds	$77,935,000	$3,000	$(31,000)	$77,907,000
      The Company’s investments in corporate notes and bonds are scheduled to mature within one year. Based on the contractual terms and credit quality of any investments with gross unrealized losses, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Accordingly, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2004.

4.	Acquisitions
      The Company has entered into seven acquisitions (collectively, the “Acquisitions) since the beginning of 2002 which are summarized below:

							HNC
	Datawest	Omega	re:Member	Eastpoint	Maxxar	Liberty FiTech	Financial
	Solutions	Systems	Data Services	Technologies	Corporatation	Systems	Solutions
	(2004)	(2004)	(2004)	(2004)	(2004)	(2003)	(2002)

Tangible assets acquired	$13,814,000	$477,000	$2,670,000	$1,284,000	$1,789,000	$4,006,000	$1,074,000
Purchased technology	2,223,000	250,000	750,000	290,000	760,000	530,000	1,193,000
Goodwill	32,105,000	2,004,000	12,100,000	5,225,000	4,268,000	4,843,000	772,000
Other intangibles	11,476,000	200,000	11,440,000	1,990,000	700,000	6,700,000	—
Liabilities assumed	(12,039,000)	(472,000)	(4,206,000)	(2,025,000)	(642,000)	(4,089,000)	(986,000)

Purchase price	$47,579,000	$2,459,000	$22,754,000	$6,764,000	$6,875,000	$11,990,000	$2,053,000

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

Datawest Solutions Inc.
      On October 29, 2004, the Company acquired all of the outstanding stock of Datawest Solutions Inc., a provider of core data processing and payment technology solutions in Canada for cash consideration of CDN

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.16 (approximately US$0.95 at the exchange rate as of October 29, 2004) per common share for 29,824,126 common shares and CDN $2.60 (approximately US$2.13 at the exchange rate as of October 29, 2004) per preferred share for 5,000,000 preferred shares, for a total aggregate consideration of CDN$47,595,986 (approximately US$38.9 million at the exchange rate as of October 29, 2004). Additionally, the Company repaid US$8.3 million of outstanding debt and have incurred approximately US$368,000 of acquisition costs for a total purchase price of US$47.6 million. The purchased technology related to this acquisition is being amortized over its estimated useful life of five years. The other intangible assets, comprised of customer relationships with the banking and payments customers are being amortized over their estimated useful lives of twelve years. Purchase accounting for this acquisition is preliminary and is expected to be finalized during 2005.

Omega Systems of North America LLC
      On July 23, 2004, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Omega Systems of North America LLC (“Omega”), a company specializing in remittance and lock box solutions, for cash consideration of approximately $2,410,000 and acquisition-related costs of approximately $49,000. Pro forma information related to the combined results of operations of the Company and Omega were not material for the year ended December 31, 2004 and 2003, respectively.

re:Member Data Services, Inc.
      On July 8, 2004, the Company acquired all of the outstanding stock of re:Member Data Services, Inc. (“RDS”), a provider of core processing software and related services for credit unions, for cash consideration of approximately $21,869,000 and employee stock options valued at approximately $789,000. In connection with the acquisition, the Company incurred approximately $96,000 of acquisition-related costs. Acquired liabilities include approximately $1.0 million related to estimated losses on a lease obligation (see Note 13). The purchased technology related to this acquisition is being amortized over its estimated useful life of five years. The other intangible assets, comprised of customer relationships, tradenames and a non-compete agreement are being amortized over their estimated useful lives of sixteen, five and five years, respectively.

Eastpoint Technologies, LLC
      On June 18, 2004, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Eastpoint Technologies, LLC, a provider of core processing software and related services for banks, for cash consideration of approximately $7,000,000. Subsequent to the acquisition date, the Company received $320,000 from escrow as a contractual adjustment of the original purchase price. In connection with the acquisition, the Company incurred approximately $83,000 of acquisition-related costs. The purchased technology related to this acquisition is being amortized over its estimated useful life of five years. The other intangible assets, comprised of tradenames and customer relationships are being amortized over their estimated useful lives of five and eleven years, respectively. Purchase accounting for this acquisition is preliminary, primarily with respect to the certain portions of the purchase price which are contingent upon future events, and is expected to be finalized during 2005.

Maxxar Corporation
      On February 24, 2004, the Company acquired all of the outstanding capital stock of Maxxar Corporation for cash consideration of approximately $6,500,000. Subsequent to the acquisition date, the Company paid an additional $190,000 as a contractual adjustment of the original purchase price. In connection with the acquisition, the Company incurred approximately $185,000 of acquisition-related costs. This acquisition expanded the Company’s complementary product offerings to include a comprehensive suite of interactive voice solutions and computer telephony integration products. The purchased technology related to this

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition is being amortized over its estimated useful life of seven years. The other intangible assets, comprised of tradenames and customer relationships are being amortized over their estimated useful lives of ten to twenty years.

Liberty FiTech Systems, Inc.
      On July 1, 2003, the Company acquired from Liberty Enterprises, Inc. substantially all of the operating assets and assumed certain liabilities of Liberty FiTech Systems, Inc. (“FiTech”), a provider of core processing software and related services for credit unions, for consideration of $11,704,000, consisting of $8,000,000 in cash, a promissory note in the amount of $1,904,000 and 133,195 shares of the Company’s common stock. In conjunction with the acquisition, the Company incurred approximately $286,000 of acquisition-related costs. The purchased technology related to this acquisition is being amortized over its estimated useful life of five years. The other intangible assets of $6,700,000, comprised of customer lists, are being amortized approximately $140,000 per quarter over their useful life of 12 years. Total amortization expense for the year ended December 31, 2004 was $279,000.
      The common stock issued to FiTech was subject to a put and call agreement whereby the Company had the right to purchase, and FiTech had the right to sell, the common stock to the other party at $13.51 per share, or approximately $1,800,000. On September 3, 2003, FS Acquisition, Inc., the successor-in-interest to FiTech, exercised its put right pursuant to this put and call agreement with respect to these shares. In December 2003, the Company purchased these 133,195 shares at a price of $13.51 per share, or an aggregate of $1,800,000.

HNC Financial Solutions, Inc.
      During 2002, the Company acquired certain business operations from HNC Financial Solutions, Inc. (“HNC Financial Solutions”), a division of HNC Software Inc. (“HNC Software”) and an investor in the Company. These acquisitions were completed in March 2002 and October 2002.
      On March 29, 2002, the Company acquired fixed assets and intellectual property rights of HNC Financial Solutions, and assumed certain future software maintenance and support obligations in exchange for a $500,000 promissory note. Concurrent with the acquisition, the Company entered into a license and service agreement with HNC Financial Solutions for additional software. For these rights, the Company paid $564,000 in cash. Upon the acquisition of this business, the Company employed HNC Financial Solutions’ employees involved with this business, including sales, development, implementation and customer support personnel. This acquisition expanded the Company’s product offering to include financial accounting, asset/ liability, management and financial planning products.
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

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Financial Information (unaudited)
      The financial information in the table below summarizes the combined results of operations of the Company and the Acquisitions on a pro forma basis, as though the companies had been combined as of January 1, 2003. This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below. The pro forma information excludes the effects of Omega, as results of operations of Omega are not significant to the Company.

	Year Ended December 31,

	2004	2003

Pro forma revenues	$142,560,000	$127,574,000
Pro forma net income (loss)	25,055,000	(32,254,000)
Pro forma net income per share — basic	$1.36	$(8.26)
Pro forma net income per share — diluted	1.25	(8.26)

5.	Fixed Assets

	December 31,

	2004	2003

Computer equipment and software	$19,266,000	$10,552,000
Office furniture and equipment	2,946,000	1,628,000
Leasehold improvements	1,391,000	1,020,000
Construction in progress	2,186,000	—

	25,789,000	13,200,000
Less: accumulated depreciation	(11,379,000)	(7,700,000)

	$14,410,000	$5,500,000

      Construction in progress consists of implementation costs for the Company’s enterprise software system, which was not operational as of December 31, 2004, and leasehold improvement costs for the Company’s new corporate lease facility, which will be occupied during 2005. Depreciation and amortization expense was $4,122,000, $2,462,000 and $1,860,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	Capitalized Software Costs and Other Intangible Assets
      Capitalized software costs include completed technology acquired in business combinations. Capitalized software costs also include costs associated with purchased third-party software and costs related to the development and purchase of internal-use software to be used in providing services to customers.

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the components of capitalized software costs is as follows:

	December 31,

	2004	2003

Purchased technology	$10,148,000	$5,921,000
Internal use software	1,746,000	1,746,000
Purchased third-party software	442,000	442,000

	12,336,000	8,109,000
Less: accumulated amortization	(6,125,000)	(5,145,000)

	$6,211,000	$2,964,000

      A summary of the components of other intangible assets is as follows:

	December 31,

	2004	2003

Customer relationships	$32,175,000	$6,700,000
Tradenames	626,000	276,000
Other intangible assets	160,000	—

	32,961,000	6,976,000
Less: accumulated amortization	(1,793,000)	(555,000)

	$31,168,000	$6,421,000

      Amortization expense related to capitalized software costs was $1,131,000, $1,160,000 and $1,376,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense related to other intangible assets was $1,238,000, $279,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Amortization expense for each of the next five years ended December 31 is expected to approximate:

	Capitalized	Other
	Software Costs	Intangibles

2005	$1,460,000	$2,562,000
2006	1,412,000	2,562,000
2007	1,385,000	2,562,000
2008	1,302,000	2,562,000
2009	694,000	2,451,000

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

	December 31,

	2004	2003

Compensation	$5,984,000	$4,036,000
Third party license fees	4,246,000	2,027,000
Hardware purchases	229,000	491,000
Professional fees	653,000	527,000
Sales tax payable	931,000	498,000
Other	3,295,000	789,000

	$15,338,000	$8,368,000

8.	Long-Term Debt from Customers
      Certain of Datawest’s customers prepaid their data center fees for a number of years and the Company assumed this liability upon acquisition. Customers receive interest on their prepayments and fees for services are applied against the prepayments as incurred. These borrowings mature from April 2005 to December 2009.

Long-term debt consists of the following at December 31, 2004:

Prepayments from customers for data services, bearing interest at rates ranging from prime plus 2.0% to a fixed rate of 11.0%	$2,975,000

Less current portion	1,239,000

Long-term debt	$1,736,000

9.	Capital Lease Obligations
      In conjunction with the certain acquisitions in 2003 and 2004, the Company assumed capital leases for computer equipment and vehicles. The capital leases are payable in monthly installments through 2008 and have borrowing rates of 5.5 and 11.0 percent. The capital lease obligations are collateralized by the equipment or vehicles under these leases.
      Capital lease obligations are comprised of the following:

	December 31,	December 31,
	2004	2003

Computer equipment lease	$931,000	$459,000
Automobile lease	27,000	—

	958,000	459,000
Less: current portion	(735,000)	(395,000)

Capital lease obligations, net of current portion	$223,000	$64,000

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum payments under these leases are as follows:

Year Ended December 31,
2005	$788,000
2006	112,000
2007	99,000
2008	35,000

Total minimum lease payments	1,034,000
Amounts representing interest	(76,000)

Present value of minimum lease payments	$958,000

10.	Capital Stock and Redeemable Convertible Preferred Stock

Capital Stock
      As of December 31, 2004, the Company’s Certificate of Incorporation authorizes up to 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2004, the Company has reserved 7,861,354 shares of common stock for the exercise of options.

Redeemable Convertible Preferred Stock
      The conversion formula for the Series F preferred stock provided for adjustment of the Series F preferred stock conversion price in the event that the Company’s initial public offering price was less than $27.03 per share. Holders of Series F preferred stock received shares of common stock from the initial public offering with an aggregate value of $62,600,000. The recorded value of Series F preferred stock was $31,100,000 and as a result, upon the closing of the initial public offering in 2003, the Company recorded an accretion charge of $31,500,000 in stockholders’ equity (deficit). This accretion charge resulted in a non-cash deduction from income attributable to holders of common stock and a deduction in related earnings per share. Concurrent with the closing of the Company’s initial public offering in December 2003, all preferred stock converted into shares of common stock.

11.	Stock Option Plans

1994 Stock Option Plan
      The Company established the 1994 Stock Option Plan (the “1994 Plan”) for employees, officers, directors and consultants of the Company under which the Board of Directors granted incentive stock options and non-qualified stock options. Incentive stock options were granted at the fair value of the Common Stock at the time of grant, as determined by the Board of Directors. Generally, incentive stock options vest 25% on the first anniversary of the date of grant and then ratably on a monthly basis over the subsequent three years. Non-qualified stock options have a vesting period as determined by the Board of Directors, generally vesting 25% on the first anniversary of the date of grant and then ratably on a monthly basis over the subsequent three years. The stock options are exercisable over a period of ten years from the date of grant.
      The Company’s 1994 Plan was amended by the Board of Directors in March 2000 to provide for acceleration of vesting upon an acquisition event, as defined, subject to revision by the Board of Directors. The maximum number of shares that were issuable under the 1994 Plan was 2,068,965. No further option grants may be made under the 1994 Plan.

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Stock Incentive Plan
      The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) was adopted by the Board of Directors and approved by the stockholders in December 2000. A maximum of 5,598,443 shares of common stock are issuable under the plan. This maximum number of 5,598,443 shares increases each January 1 during the term of the plan by an additional number of shares of common stock equal to 5% of the total number of shares of common stock issued and outstanding as of the close of business on the preceding December 31. An amendment to the 2000 Plan was adopted by the Board of Directors in August 2003 and approved by the stockholders in October 2003 to limit the aggregate number of shares of common stock issuable under the plan to 10,344,827 shares, notwithstanding the annual increase in the number of shares issuable under the plan. No participant in this plan may in any year be granted stock options or awards with respect to more than 344,827 shares of common stock.
      In May 2003, the Company granted 680,530 shares of restricted common stock to its officers, directors and certain key employees, which vested either at the end of seven years or immediately upon a change in control or initial public offering. The weighted average fair value of restricted stock granted was $4.81 at the time of grant. Upon issuance of the restricted stock, deferred compensation equivalent to the $3,276,000 market value at the date of grant was charged to shareholders’ equity and subsequently amortized. Upon the closing of the Company’s initial public offering in December 2003, vesting was automatically accelerated and the Company recorded additional compensation expense of $3,003,000 and employer tax expense of approximately $168,000 related to the restricted stock in the fourth quarter of 2003.
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
      With the consent of an option holder, the compensation committee can cancel that holder’s options and replace them with new options for the same or a different number of shares having an exercise price based upon the fair market value of the Company’s common stock on the new grant date. The Company has not canceled and reissued any options as of December 31, 2004.
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

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Board of Directors may amend or modify the 2003 Plan at any time subject to the rights of holders of outstanding options. This plan will terminate in August 2013. As of December 31, 2004, no options or awards were issued pursuant to the 2003 Plan.

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
      Employees are eligible to participate in the purchase plan at the beginning of each six-month offering period. Employees may elect to withhold up to 10% of their compensation to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the stock on the first and last day of the offering period, whichever is lower. As of December 31, 2004, 47,086 shares were issued pursuant to the 2003 ESPP.

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity under the 1994 Plan, 2000 Plan and 2003 Plan is as follows.

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2001	2,189,002	$5.18
Granted	491,886	7.25
Canceled	(288,683)	6.57
Exercised	(88,163)	0.87

Outstanding at December 31, 2002	2,304,042	5.60
Granted	663,737	4.32
Canceled	(49,544)	6.35
Exercised	(7,943)	1.35

Outstanding at December 31, 2003	2,910,292	5.32
Granted	1,095,710	22.60
Canceled	(82,757)	14.64
Exercised	(880,820)	4.41

Outstanding at December 31, 2004	3,042,425	$11.55
      The following table summarizes information regarding stock options granted during the years ended December 31, 2004, 2003 and 2002:

			Weighted Average
			SFAS 123
	Numbers of	Weighted Average	Fair Value
	Options Granted	Exercise Price	at Grant Date

2002
Options granted with an exercise price greater than market value	491,886	$7.25	$1.39
2003
Options granted with an exercise price equal to market value	88,959	13.05	8.71
Options granted with an exercise price greater than market value	11,019	7.25	1.89
Options granted with an exercise price less than market value	563,759	2.89	4.58
2004
Options granted with an exercise price equal to market value	1,043,862	23.08	12.98
Options granted with an exercise price less than market value	51,848	12.86	8.34
      As of December 31, 2004 and 2003, there were 1,461,217 and 1,780,740 shares exercisable at a weighted average exercise price of $6.17 and $5.16, respectively.

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes additional information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted Average
	Outstanding at	Remaining		Number
	December 31,	Contractual Life	Weighted Average	Exercisable at
Range of Exercise Price	2004	in Years	Exercise Price	December 31, 2004

$ 0.00 - 3.00	550,548	7.4	$2.55	196,875
3.01 - 4.50	38,075	2.9	3.99	38,075
4.51 - 6.75	428,312	4.8	5.80	428,312
6.76 - 10.00	930,200	6.5	7.26	763,900
10.01 - 15.00	88,958	8.7	12.91	24,353
15.01 - 22.50	674,832	9.0	21.40	9,702
22.51 - 28.17	331,500	9.6	26.41	—

	3,042,425	7.3	$11.55	1,461,217

      The weighted average SFAS No. 123 fair value at grant date was $13.16, $5.09 and $1.39 for options granted in the years ended December 31, 2004, 2003 and 2002, respectively.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted during the applicable period:

	2004	2003	2002

Risk free interest rate	3.28%	2.99%	3.32%
Expected dividend yield	None	None	None
Expected life of option	5 years	6 years	6 years
Expected volatility	66%	74%	72%
      The fair value method requires the input of highly subjective assumptions, including expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. See Note 2 for additional disclosures.
      The Company has issued stock options with an exercise price less than the then-current fair market value of common stock. Compensation expense related to such option grants is being recognized ratably over the four-year vesting period and totaled $388,000, $266,000 and $84,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued compensation of $321,000 and $60,000 was reversed against Additional Paid-In Capital related to forfeiture, expiration or exercise of vested stock options for the years ended December 31, 2004 and 2003, respectively.
12.     401(k) Plan
      The Company has established a voluntary 401(k) plan in which all full-time employees are eligible to participate. The Company provides matching contributions of 25% of the first four percent of the employee’s compensation that is deferred under the plan which is funded on an annual basis. Eligible employees who elect to participate in the 401(k) plan are generally vested in the Company’s matching contributions after three years of service. Company contributions for the years ended December 31, 2004, 2003 and 2002 were $225,000, $186,000 and $130,000 respectively.

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies
      At December 31, 2004, the Company was committed under facility and various other operating leases, which expire at various dates through 2012. Minimum future lease payments under non-cancelable leases with a remaining term of greater than one year at December 31, 2004 are approximately as follows:

2005	$4,312,000
2006	3,778,000
2007	2,886,000
2008	2,618,000
2009	2,181,000
Thereafter	3,227,000

Total minimum obligations	$19,002,000

      Rent expense under operating leases was $2,397,000, $1,417,000 and $1,072,000 for the years ended December 2004, 2003 and 2002, respectively. The Company recognizes rent expense on a straight-line basis relating to a five-year lease agreement with escalating payment terms expiring April 2005, which results in accrued rent expense of $65,000 and $130,000 as of December 31, 2004 and 2003, respectively.
      In 2004, the Company entered into a lease agreement for a new corporate headquarters facility. The term of this lease commences on August 1, 2005 or on an earlier date by mutual written consent of the Company and lessor. Minimum future lease payments total approximately $6.5 million over the seven year term. In connection with the acquisitions discussed in Note 4, the Company assumed certain lease obligations for operating facilities. Minimum future lease payments for these facilities are included in the above schedule.

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

14.	Income Taxes
      Total income tax provision/(benefit) was allocated as follows:

	Year Ended December 31,

	2004	2003	2002

Net income	$(7,441,000)	$234,000	$32,000
Goodwill, for recognition of tax benefit of stock option deduction related to an acquisition	(110,000)	—	—
Goodwill, for initial recognition of acquired tax benefits that previously were included in the valuation allowance	(774,000)	—	—
Stockholders’ equity, for tax benefit related to deductions in excess of amounts recognized for financial reporting purposes	(7,756,000)	—	—
Other comprehensive income, for unrealized loss on marketable securities	(24,000)	—	—

Total	$(16,105,000)	$234,000	$32,000

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax provision (benefit) attributable to net income consists of the following:

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$328,000	$72,000	$—
State	288,000	69,000	32,000
Deferred:
Federal	(6,284,000)	81,000	—
State	(2,143,000)	12,000	—
Foreign	370,000	—	—

Total	$(7,441,000)	$234,000	$32,000

      The components of the Company’s deferred income taxes at December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

Gross deferred tax asset
Net operating loss carryforwards	$29,776,000	$16,480,000
Research and development and other credits	1,791,000	1,273,000
Stock compensation expense	48,000	197,000
Deferred revenue	577,000	1,507,000
Accrued expenses	390,000	301,000
Accounts receivable	357,000	164,000
Accelerated depreciation	693,000	38,000
Other	74,000	162,000

Deferred tax assets, gross	33,706,000	20,122,000
Less: Valuation allowance	(9,380,000)	(19,955,000)

Total deferred tax assets, net of valuation allowance	24,326,000	167,000
Gross deferred tax liabilities
Intangible assets	(7,410,000)	260,000

Net deferred tax asset (liability)	$16,916,000	$(93,000)

      The net change in total valuation allowance for the years ended December 31, 2004 and 2003 was a decrease of $10.6 million and an increase of $2.7 million, respectively. Realization of the net deferred tax asset is dependent on the Company generating sufficient taxable income prior to the expiration of the loss carryforwards and general business credits, where applicable. During 2004, the Company reversed all of the valuation allowance against its U.S. deferred tax assets, since the Company believes that it is more likely than not that the deferred tax assets will not be realized. The Company has provided a valuation allowance for the full amount of the deferred tax asset of its Canadian subsidiary, since management has determined that it is not, after considering all the available objective evidence, both positive and negative, more likely than not that these assets will be realized. The valuation allowance could be reduced in the future if results of operations of the subsidiary continue to improve. Subsequently reported tax benefits relating to the valuation allowance for foreign deferred tax assets as of December 31, 2004 will be recorded as a reduction to goodwill to the Canadian subsidiary.

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The difference between the Company’s “expected” tax (benefit) expense as computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) before taxes are as follows:

	2004	2003	2002

Computed “expected” tax expense (benefit)	$6,012,000	$525,000	$(974,000)
State income taxes, net of federal tax benefit	(1,224,000)	100,000	(309,000)
Non-deductible expenses	104,000	67,000	50,000
Deferred compensation	28,000	78,000	—
Losses benefitted	(12,414,000)	(513,000)	1,192,000
Foreign tax rate differential	15,000	—	—
Other	38,000	(23,000)	73,000

Income tax (benefit) expense	$(7,441,000)	$234,000	$32,000

Computed “expected” tax expense	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	(6.9)%	6.5%	10.8%
Non-deductible expenses	0.6%	4.3%	(1.7)%
Deferred compensation	0.1%	5.1%	—
Losses benefitted	(70.2)%	(33.2)%	(41.6)%
Foreign tax rate differential	0.1%	—%	—
Other	0.2%	(1.5)%	(2.5)%

Income tax (benefit) expense	(42.1)%	15.2%	(1.1)%

      At December 31, 2004, the Company had approximately $49.5 million of federal net operating loss carryforwards that begin expiring from 2007 to 2023, approximately $36.4 million of state net operating loss carryforwards which expire from 2005 to 2023 and approximately $31.3 million of foreign net operating loss carryforwards which expire from 2007 to 2010. At December 31, 2004, the Company had approximately $780,000 of state research and development credit carryforwards with an unlimited carryforward period.
      As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses and tax credit carry forwards. We experienced such an ownership change in 1995. The follow-on offering in May 2004 has resulted in a second ownership change. This limitation of the utilization of federal net operating losses imposed by Section 382 is applied annually and is equal to a published long term exempt rate multiplied by the aggregate fair value of the company immediately prior to the ownership change. This resulting limitation may also be increased by imputed tax deductions of certain intangibles resulting from built-in gains, as defined. We do not believe that the Section 382 limitation with respect to the 1995 ownership change nor the change that resulted from the follow-on offering will result in the loss of any net operating losses or tax credit carry forwards prior to their expiration. As a result of future issuance of, sales of, and other transactions involving our common stock, we may experience an ownership change in the future, which could cause such federal net operating losses and tax credit carryforwards to be subject to limitation under Section 382.
      Deferred income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiary, which aggregated approximately $0.9 million at December 31, 2004. The Company plans to reinvest all such earnings for future expansion. The undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practically determinable.

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Parties
      Until his retirement in April 2004, a director of the Company was a member of management at one of the Company’s clients. For the years ended December 31, 2004, 2003 and 2002, revenues from the client were $2,269,000, $599,000, and $885,000, respectively. As of December 31, 2004 and 2003, $10,000, and $0 was due from this client, respectively.

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
      Under the terms of the agreement, BISYS pays the Company non-refundable minimum license fees related to the achievement of certain minimum sales requirements for both unit sales and license fees. BISYS also pays an annual maintenance fee for each customer contract that BISYS maintains that uses the Company’s products or services. The Company has agreed not to compete with BISYS for the sale of data processing services using The Complete Banking Solution software on an outsourced basis to banks and thrifts in the United States, except in certain limited circumstances. The Company will also not provide any third-party reseller of The Complete Banking Solution software in the United States with more favorable prices and pricing terms, in the aggregate, than are provided to BISYS under the agreement. If, after September 30, 2005, BISYS fails to achieve the minimum sales requirements, the Company may terminate the limited non-compete and favorable price and pricing term obligations, but the Company will no longer be entitled to receive minimum license fee payments from BISYS. BISYS also has the right to terminate the minimum payment requirements after September 30, 2005 if it fails to achieve the minimum sales requirements, but BISYS will have an obligation for additional non-refundable minimum license fees in order to exercise this right. BISYS’ termination of the minimum payment requirements will automatically cancel the limited non- compete and favorable price and pricing term obligations. The Company has also agreed not to enter into a similar reseller agreement with any one of six named BISYS competitors before March 1, 2005.
      For the years ended December 31, 2004 and 2003, revenues related to licenses fees from BISYS under the new arrangement were $8,812,000 and $2,716,000, respectively.
      On May 15, 2003, the Company amended its existing software license agreement with COCC, the Company’s primary regional reseller. This amendment removes the maximum fee limit from the original agreement for sales after December 9, 2002, and provides for payments to the Company upon both contract signing and the conversion of the end user financial institution. This agreement was further amended on December 31, 2004. The second amendment grants COCC the rights to additional TCBS modules and ancillary products. The agreement has a term of ten years, with an option to renew for another five years by mutual consent or at COCC’s option. In addition, COCC will pay the Company non-refundable minimum license fees related to the achievement of certain minimum sales requirements for both unit sales and license fees.

17.	Subsequent Events

Senior Subordinated Convertible Notes
      In February 2005, the Company sold senior subordinated convertible notes due 2035 (the “Notes”) with an aggregate principal amount at maturity of $270 million to qualified institutional buyers pursuant to the

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 144A under the Act. The issue price of the Notes was $533.56 per $1,000 principal amount at maturity of Notes, which resulted in aggregate gross proceeds to the Company of approximately $144.1 million. The Notes are general unsecured obligations of the Company and are junior to any of the Company’s existing and future senior indebtedness.
      The Notes are convertible into shares of common stock, $0.01 par value per share, of the Company at an initial conversion rate of 18.3875 shares of common stock per $1,000 principal amount at maturity of Notes, which is equal to an initial conversion price, based on the issue price, of approximately $29.02 (subject to adjustment), only under the following circumstances: (1) if the reported last sale price of the Company’s common stock reaches a specified threshold, (2) if the Notes are called for redemption, (3) if specified corporate transactions or distributions to holders of the Company’s common stock occur, (4) if a change of control occurs or (5) during the 10 trading days prior to, but not on, the maturity date of the Notes. In lieu of delivering shares of common stock upon conversion of the Notes, the Company may elect to deliver cash or a combination of cash and shares of common stock. The Notes will bear cash interest at a rate of 2.75% per year on the issue price until February 2, 2012. After that date, original issue discount will accrue on the Notes at a rate of 2.75% per year on a semi-annual bond equivalent basis. On the maturity date, a holder will receive $1,000 in cash per $1,000 principal amount at maturity of Notes. The Company has the right to redeem for cash all or a portion of the Notes at any time on or after February 2, 2012 at a price equal to the sum of the issue price and the accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any. Holders of the Notes will have the right to require the Company to repurchase some or all of the Notes in cash on February 2, 2012 for $533.56, on February 2, 2015 for $579.12, on February 2, 2020 for $663.86, on February 2, 2025 for $761.00 and on February 2, 2030 for $872.35, in each case, per $1,000 principal amount at maturity of Notes, and upon certain events constituting a change of control, subject to specified exceptions, at a price equal to the sum of the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any.

Business Acquisition
      On March 10, 2005, the Company acquired the U.S.-based services to credit unions business of CGI-AMS Inc., a provider of core processing solutions for credit unions, for cash consideration of approximately $24.0 million.

OPEN SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
Revenue	$12,340,000	$13,601,000	$17,427,000	$20,484,000
Gross profit	6,659,000	7,572,000	9,023,000	11,717,000
Income (loss) from operations	95,000	864,000	915,000	(374,000)
Net income (loss)	77,000	790,000	806,000	(364,000)
Net income (loss) attributable to common stockholders (Note 10)	77,000	790,000	806,000	(31,864,000)
Basic income (loss) per share	0.03	0.32	0.32	(3.94)
Diluted income (loss) per share	0.01	0.08	0.08	(3.94)
2004
Revenue	$20,950,000	$21,820,000	$28,332,000	$36,081,000
Gross profit	11,895,000	12,735,000	16,821,000	21,108,000
Income from operations	2,925,000	3,006,000	4,362,000	5,870,000
Net income	3,002,000	3,139,000	4,470,000	14,513,000
Basic income per share	0.18	0.18	0.23	0.75
Diluted income per share	0.16	0.16	0.21	0.70

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Liberty FiTech Systems, Inc., Liberty Enterprises, Inc., Open Solutions FiTech, Inc. and Open Solutions Inc. dated June 30, 2003, together with Promissory Note made by Open Solutions FiTech, Inc. in favor of Liberty FiTech Systems, Inc. for the principal sum of $1,700,000 dated June 30, 2003, together with Security Agreement between Open Solutions FiTech, Inc. and Liberty FiTech Systems, Inc. dated June 30, 2003 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).

2.2	Stock Purchase Agreement among Open Solutions Inc., OSI Acquisition Sub, Inc., Maxxar Corporation and the Stockholders listed on Schedule 1 thereto, dated as of February 24, 2004 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 24, 2004).

2.3	Asset Purchase Agreement, dated as of June 18, 2004, between Eastpoint Technologies, LLC and EP Acquisition Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 18, 2004).

2.4	Stock Purchase Agreement, dated as of July 8, 2004, by and among David B. Becker, John E. Taylor, as Trustee of the David B. Becker Family Trust and David B. Becker, as Trustee of the David B. Becker Charitable Remainder Unitrust, as shareholders of re:Member Data Services, Inc., and RD Acquisition Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 8, 2004).

2.5	Asset Purchase Agreement, dated as of July 23, 2004, among Omega Systems of North America LLC, Evan P. Lewis, as sole trustee of Omega Systems of North America Voting Trust, Evan P. Lewis, as sole trustee of Omega Systems of North America Holding Trust, Tri-Core Systems Enterprises, LLC, Evan P. Lewis, as sole trustee of Tri-Core Holding Trust, Evan P. Lewis and Open Solutions Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 23, 2004).

2.6	Acquisition Agreement, dated as of August 25, 2004, between Open Solutions Inc., 6259936 Canada Inc. and Datawest Solutions Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 25, 2004).

2.7	Asset Purchase Agreement, dated as of March 10, 2005, between CGI-AMS Inc. and OS Acquisition Corp.

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 7, 2003 (File No. 333-108293)).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 7, 2003 (File No. 333-108293)).

4.1	Specimen certificate for shares of the Registrant’s Common Stock (Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 7, 2003 (File No. 333-108293)).

4.2	Indenture, dated as of February 2, 2005, between the Registrant and U.S. Bank National Association, as Trustee (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2005).

10.1	1994 Stock Option Plan, as amended (Incorporated by reference to Amendment No. 1 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on October 7, 2003 (File No. 333-108293)).

10.2	2000 Stock Incentive Plan, as amended (Incorporated by reference to Amendment No. 1 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on October 7, 2003 (File No. 333-108293)).

10.3	2003 Stock Incentive Plan (Incorporated by reference to Amendment No. 1 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on October 7, 2003 (File No. 333-108293)).

Exhibit
Number		Description

10.4		2003 Employee Stock Purchase Plan (Incorporated by reference to Amendment No. 6 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 24, 2003 (File No. 333-108293)).

10.5		Form of Incentive Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6		Form of Nonstatutory Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.7		Form of Incentive Stock Option Agreement for the Registrant’s 2003 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8		Form of Nonstatutory Stock Option Agreement for the Registrant’s 2003 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.9		Form of Restricted Stock Unit Agreement for the Registrant’s 2003 Stock Incentive Plan.

10.10		Amended and Restated Investors’ Rights Agreement between Open Solutions Inc. and the Investors (as defined therein) dated March 17, 2000 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).

10.11		Employment Agreement between Open Solutions Inc. and Louis Hernandez, Jr. dated May 6, 2002 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).

†10	.12	Software License Agreement between Open Solutions Inc. and BISYS, Inc. dated as of September 1, 2003 (Incorporated by reference to Amendment No. 5 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 21, 2003 (File No. 333-108293)).

10.13		Gross Lease between Open Solutions Inc. and Principal Mutual Life Insurance Company dated February 29, 1996, as amended by the First Amendment to Lease between Open Solutions Inc. and Principal Mutual Life Insurance Company dated January 27, 1998, as amended by the Second Amendment to Lease between Open Solutions Inc. and Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) dated May 25, 1999, as amended by the Third Amendment to Lease between Open Solutions Inc. and Foster Properties, LLC (as successor-in-interest to Principal Life Insurance Company) dated September 16, 1999, as amended by the Fourth Amendment to Lease between Open Solutions Inc. and Foster Properties, LLC dated November 29, 2000 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).

10.14		Lease between Open Solutions Inc. and Carl Foster, LLC dated February 14, 2000, as amended by the Amendment of Lease between Open Solutions Inc. and Carl Foster, LLC dated May 8, 2000, as amended by the Second Amendment to Lease between Open Solutions Inc. and Carl Foster, LLC dated November 30, 2004, as amended by the Third Amendment to Lease between Open Solutions Inc. and Carl Foster, LLC dated December 16, 2004.

10.15		Lease between Open Solutions Inc. and WB Development Partnership dated May 4, 2004 (Incorporated by reference to Amendment No. 2 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on May 6, 2004 (File No. 333-114704)).

10.16		Registration Rights Agreement, dated as of February 2, 2005, among the Registrant and the initial purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2005).

10.17		Compensatory Arrangements with Executive Officers.

10.18		Compensatory Arrangements with Non-Employee Directors.

21.1		List of Subsidiaries of Open Solutions Inc.

23.1		Consent of PricewaterhouseCoopers LLP.

Exhibit
Number	Description

31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. section 1350.

32.1	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer, Treasurer and Secretary, pursuant to 18 U.S.C. section 1350.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.