Form 10-Q
period 2005-03-31
OPEN SOLUTIONS INC
filed 2005-05-10
CIK 873538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of                      to

Commission file number 000-02333

Open Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3173050 (I.R.S. Employer Identification No.)

455 Winding Brook Drive, Glastonbury, CT
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

     As of May 6, 2005, 19,511,712 shares of common stock, $0.01 par value per share, were outstanding.

OPEN SOLUTIONS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$111,667	$49,447
Investments in marketable securities	68,124	12,736
Accounts receivable, net	24,778	19,975
Prepaid expenses and other current assets	6,565	5,989
Deferred tax assets	12,036	12,356

Total current assets	223,170	100,503

Fixed assets, net	14,851	14,410
Other intangible assets, net	38,881	37,379
Goodwill	85,881	66,548
Deferred tax assets	4,560	4,560
Other assets	6,735	2,074

Total assets	$374,078	$225,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,394	$2,521
Accrued expenses	13,852	15,338
Deferred revenue, current portion	24,363	21,586
Long-term debt from customers, current portion	608	1,239
Capital lease obligations, current portion	513	735

Total current liabilities	42,730	41,419

Convertible notes payable	144,061	—
Long-term debt from customers, less current portion	1,006	1,736
Capital lease obligations, less current portion	190	223
Deferred revenue, less current portion	2,757	2,706
Other long-term liabilities	1,467	1,077

Total liabilities	192,211	47,161

Commitments and contingencies (Note 5)

Stockholders’ Equity;
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 19,500,668 and 19,379,701 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	195	194
Additional paid-in capital	200,409	199,272
Deferred compensation	(72)	—
Accumulated other comprehensive income	241	718

	March 31,	December 31,
	2005	2004
	(In thousands, except
	share and per share data)
Accumulated deficit	(18,906)	(21,871)

Total stockholders’ equity	181,867	178,313

Total liabilities and stockholders’ equity	$374,078	$225,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except share
	and per share data)
Revenues:
Software license	$7,905	$6,441
Service, maintenance and hardware	29,821	14,509

Total revenues	37,726	20,950

Cost of revenues:
Software license	1,190	1,320
Service, maintenance and hardware	15,202	7,735

Total cost of revenues	16,392	9,055

Gross profit	21,334	11,895

Operating expenses:
Sales and marketing	4,805	2,899
Product development	4,025	1,962
General and administrative	7,593	4,109

Total operating expenses	16,423	8,970

Income from operations	4,911	2,925
Interest income and other	870	264
Interest expense	(857)	(16)

Income before income taxes	4,924	3,173
Income tax provision	1,959	171

Net income	$2,965	$3,002

Net income per common share:
— Basic	$0.15	$0.18
— Diluted	0.14	0.16
Weighted average common shares used to compute net income per common share:
— Basic	19,451,858	16,916,768
— Diluted	23,848,229	19,022,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$2,965	$3,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,568	1,137
Stock-based compensation expense	98	100
Deferred tax provision	1,211	—
Provision for doubtful accounts	131	58
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(3,170)	(1,142)
Prepaid expenses and other current assets	84	(536)
Other assets	91	—
Accounts payable and accrued expenses	(990)	(1,888)
Deferred revenue	2,189	4,795

Net cash provided by operating activities	5,177	5,526

Cash flows from investing activities
Purchases of fixed assets	(1,527)	(1,433)
Purchases of marketable securities	(62,872)	(26,571)
Sales of marketable securities	7,500	70,100
Business acquisitions, net of cash received	(24,344)	(6,620)

Net cash (used in) provided by investing activities	(81,243)	35,476

Cash flows from financing activities
Proceeds from exercise of stock options	524	830
Repayment of capital lease obligation	(245)	(105)
Repayment of long-term debt from customers	(1,323)	—
Proceeds from convertible notes payable	144,061	—
Payment of debt issuance costs	(4,704)	—

Net cash provided by financing activities	138,313	725

Effect of exchange rate on cash and cash equivalents	(27)	—
Net increase (decrease) in cash and cash equivalents	62,220	41,727
Cash and cash equivalents, beginning of period	49,447	14,853

Cash and cash equivalents, end of period	$111,667	$56,580

Supplemental disclosures
Cash paid for interest	$82	$16
Cash paid for income taxes	266	75

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

     Open Solutions Inc. (the “Company”) is a provider of software and services that allow financial institutions to compete and service their customers more effectively. The Company develops, markets, licenses and supports an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions. The Company’s software can be operated either by the financial institution itself, on an outsourced basis in one of the Company’s outsourcing centers or through an outsourcing center hosted by one of the Company’s resellers. In connection with our acquisition of Datawest Solutions Inc. in October 2004, we also provide payment processing services to customers in Canada.

2. Summary of Significant Accounting Policies

     Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three month period ended March 31, 2005 may not be indicative of the results expected for any succeeding quarter or for the entire fiscal year ending December 31, 2005.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications to the prior period information, including the classification of auction rate securities from cash and cash equivalents to investments in marketable securities, have been made to conform with the current period classifications.

     Segment Reporting

     The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company operates primarily in two geographical areas, the United States of America and Canada. The Company provides the following disclosures of revenues from products and services:

	Three Months Ended March 31,
	2005	2004
Software license	$7,905,000	$6,441,000

Installation, training and professional services	5,753,000	4,137,000
Maintenance and support	9,235,000	5,838,000
Data center and payment processing services	13,355,000	3,070,000
Hardware and other	1,478,000	1,464,000

Service, maintenance and hardware	29,821,000	14,509,000

Total revenues	$37,726,000	$20,950,000

Revenues and tangible long-lived assets by significant geographic region are as follows:

	Three Months Ended March 31,
	2005	2004
Revenues:
United States	$29,686,000	$20,950,000
Canada	8,040,000	—

	$37,726,000	$20,950,000

	As of
	March 31,	December 31,
	2005	2004
Tangible long-lived assets:
United States	$10,348,000	$9,664,000
Canada	4,503,000	4,746,000

	$14,851,000	$14,410,000

     Net Income Per Share

     Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of the convertible debt using the if-converted method. Under the if-converted method, the after-tax interest expense is added to the numerator and the weighted average shares issuable upon conversion of the debt instrument are added to the denominator. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect, and therefore, these instruments would be excluded from the computation of dilutive EPS.

The following table reconciles net income and the weighted average shares outstanding used to calculate basic and diluted income per share:

	Three Months Ended March 31,
	2005	2004
Net income used for basic calculation	$2,965	$3,002
Interest expense from convertible debt, net of tax effect	464	—

Net income used for diluted calculation	$3,429	$3,002

Basic net income per share – weighted average common shares outstanding	19,451,858	16,916,768
Dilutive effect of stock options and warrants	1,197,217	2,105,949
Dilutive effect of convertible debt	3,199,154	—

Diluted net income per share – weighted average common shares outstanding	23,848,229	19,022,717

     Weighted average common shares of 578,779 and 3,427 were excluded from the computation of diluted EPS for the three month periods ended March 31, 2005 and 2004, as they would have been anti-dilutive.

Comprehensive Income

     The following table summarizes the Company’s comprehensive income:

	Three Months Ended March 31,
	2005	2004
Net income	$2,965,000	$3,002,000
Unrealized gain on marketable securities	16,000	35,000
Translation adjustment	(493,000)	—

Total comprehensive income	$2,488,000	$3,037,000

     Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. One individual customer accounted for 10.3% and 10.0% of total revenues for each of the three month periods ended March 31, 2005 and 2004, respectively.

     At March 31, 2005 and December 31, 2004, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.

     Stock Compensation

     The Company records stock-based compensation for awards issued to employees and directors (collectively, “employees”) using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), to stock compensation:

	March 31,
	2005	2004
Net income, as reported	$2,965,000	$3,002,000
Add: Stock compensation expense, net of tax effect, included in reported net income	62,000	100,000
Subtract: Total stock compensation expense determined under fair value method, net of tax effect	(1,288,000)	(944,000)

Pro forma net income	$1,739,000	$2,158,000

Reported net income per share
Basic	$0.15	$0.18
Diluted	0.14	0.16
Pro forma net income per share
Basic	$0.09	$0.13
Diluted	0.09	0.11

     The weighted average SFAS No. 123 fair value at grant date was $7.78 and $13.24 for options granted in the three month periods ended March 31, 2005 and 2004, respectively. The above pro forma results are not necessarily indicative of future pro forma results.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted during the applicable period:

	2005	2004
Risk free interest rate	3.86%	3.15%
Expected dividend yield	None	None
Expected life of option	4 years	5 years
Expected volatility	50.25%	73.00%

     The fair value method requires the input of highly subjective assumptions, including expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95” (“SFAS 123R”), which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for annual periods beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 123R in its first quarter of 2006. SFAS 123R requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the financial statements at their fair value. SFAS 123R will require the estimation of future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. Therefore, the Company believes that the pro forma expense currently disclosed in Note 2 to the Consolidated Financial Statements represents an estimate of the amounts that would have been recorded under the provisions of SFAS 123R. The Company has not yet determined which fair value method and transitional provision to follow. The Company is currently evaluating its stock-based compensation plans to determine if changes should be made to minimize compensation charges resulting from the adoption of SFAS 123R.

3. Acquisition

     On March 10, 2005, the Company acquired the U.S.-based services to credit unions business of CGI-AMS Inc. (“CGI-AMS”) for cash consideration of $24,000,000. In connection with the acquisition, the Company incurred approximately $344,000 of acquisition-related costs. This acquisition increased the Company’s core data processing client base among credit unions and increased the recurring revenue component of revenues. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined based on management’s best estimate of future cash flows expected to be generated by such technology. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The purchased technology related to this acquisition is being amortized over its useful life of five years. The other intangible assets, comprised of customer relationships are being amortized over its useful life of sixteen years. Purchase accounting for this acquisition is preliminary, including the identification and valuation of tangible and intangible assets, and is expected to be finalized during 2005.

The preliminary allocation of purchase price is summarized below:

Tangible assets acquired	$3,053,000
Purchased technology	350,000
Goodwill	19,561,000
Other intangible assets	2,300,000
Liabilities assumed	(920,000)

Purchase price	$24,344,000

     The financial information in the table below summarizes the combined results of operations of the Company and CGI-AMS on a pro forma basis, as though the companies had been combined as of the beginning of the period being presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Three Months Ended March 31,
	2005	2004
Pro forma revenues	$40,940	$39,225
Pro forma net income	2,986	3,009
Pro forma net income per share — basic	$0.15	$0.18
Pro forma net income per share — diluted	0.14	0.16

4. Convertible Notes Payable

     In February 2005, the Company sold senior subordinated convertible notes due 2035 (the “Notes”) with an aggregate principal amount at maturity of $270 million to qualified institutional buyers pursuant to the exemptions from the registration requirements of the Securities Act of 1933 as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 144A under the Act. The issue price of the Notes was $533.56 per $1,000 principal amount at maturity of Notes, which resulted in aggregate gross proceeds to the Company of approximately $144.1 million. The Notes are general unsecured obligations of the Company and are junior to any of the Company’s existing and future senior indebtedness.

     The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 18.3875 shares of common stock per $1,000 principal amount at maturity of Notes, which is equal to an initial conversion price, based on the issue price, of approximately $29.02 (subject to adjustment), only under the following circumstances: (1) if, in any immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter was more than 130% of the accreted conversion price per share of common stock on the last day of such preceding calendar quarter (which was $37.72 at March 31, 2005), (2) if the Notes are called for redemption, (3) if specified corporate transactions or distributions to holders of the Company’s common stock occur, (4) if a change of control occurs or (5) during the 10 trading days prior to, but not on, the maturity date of the Notes. In lieu of delivering shares of common stock upon conversion of the Notes, the Company may elect to deliver cash or a combination of cash and shares of common stock. The Notes will bear cash interest at a rate of 2.75% per year on the issue price, payable semiannually in arrears on February 2 and August 2 of each year beginning August 2, 2005 until February 2, 2012. After that date, original issue discount will accrue on the Notes at a rate of 2.75% per year on a semi-annual bond equivalent basis. On the maturity date, a holder will receive $1,000 in cash per $1,000 principal amount at maturity of Notes. The Company has the right to redeem for cash all or a portion of the Notes at any time on or after February 2, 2012 at a price equal to the sum of the issue price and the accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any. Holders of the Notes will have the right to require the Company to repurchase some or all of the Notes in cash on February 2, 2012 for $533.56, on February 2, 2015 for $579.12, on February 2, 2020 for $663.86, on February 2, 2025 for $761.00 and on February 2, 2030 for $872.35, in each case, per $1,000 principal amount at maturity of Notes, and upon certain events constituting a change of control, subject to specified exceptions, at a price equal to the sum of the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any. On April 29, 2005, the Company filed a resale registration statement on Form S-3 relating to the resale of the Notes and any shares of the Company’s common stock issuable upon conversion of the Notes. The SEC has not yet declared the registration statement effective. Liquidated damages may accrue at a rate of up to 0.5% of the issue price of the Notes through February 2, 2007 if the registration statement has not become effective by August 1, 2005 or, after becoming effective, ceases to be effective or fails to be usable for more than seven business days without being cured.

     The costs of $4,704,000 related to the issuance of the notes have been recorded as deferred financing costs within other assets in the accompanying financial statements. The deferred financing costs will be amortized to interest expense using the effective interest method through February 2012, or, if the notes become convertible, the remaining deferred costs will be amortized immediately on such date.

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

6. Subsequent Events

     On April 6, 2005, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of S.O.S. Computer Systems, Inc., a provider of core processing solutions for credit unions, for cash consideration of approximately $11,400,000.

     On April 26, 2005, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock on or before May 2, 2006.

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

Overview

     We are a provider of software and services that allow financial institutions to compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that perform a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. Our complementary products and services supplement our core software to provide our clients with fully-integrated business intelligence, customer relationship management, or CRM, check imaging, Internet banking and cash management, general ledger and profitability, loan origination, interactive voice solutions and check and item processing functions. Our software can be operated either by the financial institution itself, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. Substantially all of our historical revenue has been generated through the licensing of our core software and our complementary products and the provision of related services and maintenance to small and mid-size commercial banks and thrifts and credit unions of all sizes. With the acquisition of the Payment Solutions Group of Datawest Solutions Inc. in October 2004, we have added products targeted at institutions beyond the traditional definition of a financial institution, but which nonetheless participate in the processing of retail financial transactions in North America and internationally. These include independent sales organizations, large merchants and non-bank transaction processors.

     We derive revenues from two primary sources:

•	sales of licenses for our core software and complementary products, and

•	fees from installation, training, maintenance and support services, as well as fees generated from our outsourcing and payment processing centers and the outsourcing centers hosted by our resellers.

Our revenues have grown from approximately $14.1 million in 1999 to approximately $107.2 million in 2004. Our revenues for the three months ended March 31, 2005 were $37.7 million. This growth has resulted from strategic acquisitions and internal expansion, through which we have developed and acquired new products and services and have expanded the number of clients using one or more of our products to approximately 3,614 as of March 31, 2005.

     Software license revenue includes fees received from the licensing of application software. We license our proprietary software products under standard agreements which typically provide our clients with a perpetual non-exclusive, non-transferable right to use the software for a single financial institution upon payment of a license fee. We also license certain third party software to end users.

     We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, modifying and updating the software and providing outsourcing and payment processing services. Our software license agreements typically provide for five years of support and maintenance. We perform outsourcing services through our six outsourcing centers, our payment processing center and our check and item processing centers. Revenues from outsourcing center services, payment processing services and the check and item processing centers are derived from monthly and transaction based usage fees, typically under three to five-year service contracts with our clients.

     We derive other revenues from hardware sales and client reimbursement of out-of-pocket and telecommunication costs. We have entered into agreements with several hardware manufacturers under which we sell computer hardware and related services, primarily to our check imaging clients. Client reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel.

     We expect that our revenues from installation, training, maintenance, support services, our outsourcing centers and the outsourcing centers hosted by our resellers will continue to expand as our base of clients expands. Our maintenance and outsourcing revenues are the largest of these revenue components, and we expect that these revenues, due to their recurring nature, will continue to be a significant portion of our total revenue as our client base grows.

Application of Critical Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. The application of our critical accounting policies is described in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. These critical accounting policies include:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Stock Compensation

•	Software Development Costs

•	Accounting for Purchase Business Combinations

•	Long-Lived Assets, Intangible Assets and Goodwill

     There were no material changes to the application of our critical accounting policies for the three months ended March 31, 2005.

Acquisitions

     Since August 2001, we have expanded our product offerings and client base through the acquisition of eleven businesses. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.

Results of Operations

	Three Months Ended March 31,
	2005	2004
As a Percentage of Revenues:
Revenues:
Software license	21.0%	30.7%
Service, maintenance and hardware	79.0	69.3

Total revenues	100.0	100.0

Cost of revenues:
Software license	3.2	6.3
Service, maintenance and hardware	40.3	36.9

Total cost of revenues	43.5	43.2

Operating expenses:
Sales and marketing	12.7	13.8
Product development	10.7	9.4
General and administrative	20.1	19.6

Total operating expenses	43.5	42.8

Income from operations	13.0	14.0
Interest income, net	0.0	1.1

Income before income taxes	13.1	15.1
Income tax provision	5.2	0.8

Net income	7.9	14.3

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenues. We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services and from hardware sales related to our check imaging and telephony businesses. Revenues increased 80.1 % from $21.0 million for the three months ended March 31, 2004 to $37.7 million for the three months ended March 31, 2005. This increase was attributable to a $1.5 million increase in licensing revenue from our core and complementary products, $1.2 million of which is from the businesses acquired subsequent to March 31, 2004, which were Eastpoint Technologies, LLC, re:Member Data Services, Inc., Omega Systems of North America LLC, Datawest Solutions Inc. and CGI-AMS Inc, adjusted for the partial period effect of the Maxxar Corporation acquisition. The remaining increase is attributable to sales to new clients, and sales of additional products to existing clients. The increase in revenues was also attributable to an increase of $1.7 million in our implementation and other professional services, $1.2 million of which is related from the acquired businesses. We also realized an increase of $3.4 million in our maintenance revenue, $2.2 million of which is from the acquired businesses, and an increase of $10.3 million in our outsourcing revenues, $10.1 million of which is from the acquired businesses.

     Cost of Revenues. Cost of revenues includes third party license fees and the direct expenses associated with providing our services such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 81.0% from $9.1 million for the three months ended March 31, 2004 to $16.4 million for the three months ended March 31, 2005. The increase was due primarily to a $1.5 million increase in costs associated with implementation and other professional services, $1.0 million of which is from the acquired businesses, a $1.1 million increase in costs associated with maintenance, $770,000 of which is from the acquired businesses, and a $5.2 million increase in costs associated with the growth of our outsourcing business, $5.0 million of which is from the acquired businesses. Cost of revenues represented 43.2% of revenues for the three months ended March 31, 2004 as opposed to 43.5% of revenues for the three months ended March 31, 2005. Cost of revenues increased on an absolute basis primarily as a result of acquisitions completed since March 31, 2004, but also from costs of professional services, including implementation, maintenance, outsourcing and other costs associated with our revenue growth.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 65.8% from $2.9 million for the three months ended March 31, 2004 to $4.8 million for the three months ended March 31, 2005. This increase was due primarily to increases in commissions from higher revenues and the addition of ten sales and marketing employees as a result of the acquired businesses. Sales and marketing expenses represented 13.8% of revenues for the three months ended March 31, 2004 as opposed to 12.7% of revenues for the three months ended March 31, 2005. Sales and marketing expenses as a percentage of revenues decreased primarily because our expenses are not growing proportionally with our revenues. For certain acquisitions, we acquired a wide client base, but did not continue to market the acquired company’s product, resulting in lower sales and marketing expenses compared to revenues. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase more significantly as a result of those acquisitions.

     Product Development. Product development expenses include salaries of personnel in our product development department, consulting fees and other related expenses. Product development expenses increased 105.1% from $2.0 million for the three months ended March 31, 2004 to $4.0 million for the three months ended March 31, 2005. This increase was due primarily to a $1.2 million increase in product development expenses from the acquired businesses. Product development expenses represented 9.4% of revenues for the three months ended March 31, 2004 as opposed to 10.7% of revenues for the three months ended March 31, 2005. Product development expenses as a percentage of revenues increased primarily because due to our investment in the internationalization of our products, particularly in Canada, as well as other enhancements to our major product lines.

     General and Administrative. General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 84.7% from $4.1 million for the three months ended March 31, 2004 to $7.6 million for the three months ended March 31, 2005. The increase was due primarily to $2.8 million of expense from the acquired businesses, professional fees and certain costs related to the requirements of being a public company, particularly the cost of compliance with the Sarbanes-Oxley Act of 2002, as well as increases in depreciation expense from the deployment of new internal software systems. General and administrative expenses represented 19.6% of revenues for the three months ended March 31, 2004 as opposed to 20.1% of revenues for the three months ended March 31, 2005. General and administrative expenses as a percentage of revenues increased primarily as a result of investments in our infrastructure and the amortization of certain acquired intangibles. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase more significantly as a result of those acquisitions.

     Interest Income, net. Interest income, net, decreased from $248,000 for the three months ended March 31, 2004 to $13,000 for the three months ended March 31, 2005. This decrease was due primarily to increased interest expense from the convertible notes payable offset by increases in interest income from the investment of proceeds from the convertible notes payable issuance.

     Income Tax Provision. Income tax provision increased from $171,000 for the three months ended March 31, 2004 to $1,959,000 for the three months ended March 31, 2005. We reversed the valuation allowance on our deferred tax assets as of December 31, 2004 and beginning in the first quarter of 2005, we began recording a tax provision against our income at our effective tax rate of approximately 40%. Prior to December 31, 2004, we recorded a tax provision primarily related to state and alternative minimum taxes only. Going forward, we will continue to provide a tax provision at our effective rate.

Liquidity and Capital Resources

     At March 31, 2005 and December 31, 2004, we had cash and cash equivalents totaling $111.7 million and $49.4 million, respectively.

     The following table sets forth the elements of our cash flow statement for the following periods:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$5,177	$5,526
Net cash used in investing activities	(81,243)	(11,124)
Net cash provided by financing activities	138,313	725

     Cash from Operating Activities

     Cash provided by operations in the three months ended March 31, 2005, was attributable to net income of $3.0 million, depreciation and amortization of $2.6 million, deferred tax provision of $1.2 million and a decrease in working capital of $1.8 million, primarily due to an increase in accounts receivable and decreases in accounts payable and accrued liabilities partially offset by an increase in deferred revenue. Cash provided by operations in the three months ended March 31, 2004 was attributable to net income of $3.0 million, depreciation and amortization and other non-cash items of $1.3 million and an increase in working capital of $1.2 million, primarily due to an increase in deferred revenue.

Cash from Investing Activities

     Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the three months ended March 31, 2005 and 2004 were $1.5 million and $1.4 million, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

     In the three months ended March 31, 2005, we purchased $62.9 million and sold $7.5 million in marketable securities. In the three months ended March 31, 2004, we purchased $26.6 million in marketable securities.

     Additionally, net cash used in investing activities for the three months ended March 31, 2005 included $24.3 used for the acquisition of CGI-AMS Inc., net of cash received. Net cash used in investing activities for the three months ended March 31, 2004 included $6.6 million used for the acquisition of Maxxar Corporation, net of cash received.

     Cash from Financing Activities

     During the three months ended March 31, 2005, we received $524,000 of proceeds from the exercise of stock options.

     In February 2005, we sold senior subordinated convertible notes due 2035 (the “Notes”) with an aggregate principal amount at maturity of $270 million to qualified institutional buyers pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 144A under the Act. The issue price of the Notes was $533.56 per $1,000 principal amount at maturity of Notes, which resulted in aggregate gross proceeds to us of approximately $144.1 million. The Notes are general unsecured obligations and are junior to any of our existing and future senior indebtedness.

     The Notes are convertible into shares of our common stock at an initial conversion rate of 18.3875 shares of common stock per $1,000 principal amount at maturity of Notes, which is equal to an initial conversion price, based on the issue price, of approximately $29.02 (subject to adjustment), only under the following circumstances: (1) if, in any immediately preceding calendar quarter, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding calendar quarter was more than 130% of the accreted conversion price per share of common stock on the last day of such preceding calendar quarter (which was $37.72 at March 31, 2005), (2) if the Notes are called for redemption, (3) if specified corporate transactions or distributions to holders of our common stock occur, (4) if a change of control occurs or (5) during the 10 trading days prior to, but not on, the maturity date of the Notes. In lieu of delivering shares of common stock upon conversion of the Notes, we may elect to deliver cash or a combination of cash and shares of common stock. The Notes will bear cash interest at a rate of 2.75% per year on the issue price, payable semiannually in arrears on February 2 and August 2 of each year beginning August 2, 2005 until February 2, 2012. After that date, original issue discount will accrue on the Notes at a rate of 2.75% per year on a semi-annual bond equivalent basis. On the maturity date, a holder will receive $1,000 in cash per $1,000 principal amount at maturity of Notes. We have the right to redeem for cash all or a portion of the Notes at any time on or after February 2, 2012 at a price equal to the sum of the issue price and the accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any. Holders of the Notes will have the right to require us to repurchase some or all of the Notes in cash on February 2, 2012 for $533.56, on February 2, 2015 for $579.12, on February 2, 2020 for $663.86, on February 2, 2025 for $761.00 and on February 2, 2030 for $872.35, in each case, per $1,000 principal amount at maturity of Notes, and upon certain events constituting a change of control, subject to specified exceptions, at a price equal to the sum of the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any.

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

Contractual Obligations as of March 31, 2005

	Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years
Convertible Notes Payable	$144,061	$—	$—	$—	$144,061
Long-Term Debt to Customers	1,614	608	1,006	—	—
Capital Lease Obligations	703	513	163	27	—
Operating Leases	30,911	4,365	9,370	7,511	9,665

Total Contractual Obligations	$177,289	5,486	10,539	7,538	$153,726

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123R, which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R in the first quarter of 2006. SFAS 123R requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the financial statements at their fair value. SFAS 123R will require the estimation of future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. Therefore, we believe that the pro forma expense currently disclosed in Note 2 to the Consolidated Financial Statements represents an estimate of the amounts that would have been recorded under the provisions of SFAS 123R. We have not yet determined which fair value method and transitional provision to follow. We are currently evaluating our stock based compensation plans to determine if changes should be made to minimize compensation charges resulting from the adoption of SFAS 123R.

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

     We can host a financial institution’s data processing functions at our outsourcing centers. Our outsourcing centers currently serve clients using our core software and our Internet banking, ATM, cView, cash management, collections, automated clearing house, or ACH, processing, and check and item processing and telephony products. In the future, we plan to offer all of our products in our outsourcing centers and continue to market our outsourcing services aggressively.

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

We have had several profitable quarters, but we may never achieve continued sustained profitability.

     We were incorporated in May 1992 and did not release our first product until 1995. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with limited operating histories. Although we were profitable for the year ended December 31, 2004, and the three months ended March 31, 2005, we may not be profitable in future periods, either on a short or long-term basis. As of March 31, 2005, we had an accumulated deficit of approximately $18.9 million. There can be no assurance that operating losses will not recur in the future, that we will sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.

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

     We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of March 31, 2005, we had approximately $85.9 million of goodwill and $38.9 million of other intangible assets. We periodically review these assets for impairment. If we determine that the carrying value of these assets are not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, in any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and other intangible assets.

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

          We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 21.0% of revenues for the three months ended March 31, 2005, 30.7% of revenues for the year ended December 31, 2004, 33.5% of revenues for the year ended December 31, 2003 and 30.5% of revenues for the year ended December 31, 2002. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.

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

          We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, we expect that BISYS, Inc., a national outsourcing center, will account for a meaningful portion of our revenues over time. During the three months ended March 31, 2005, BISYS represented approximately $3.9 million, or 10.3%, of our total revenues. During the fiscal year ended December 31, 2004, BISYS represented approximately $12.5 million, or 11.7%, of our total revenues.

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

          We have grown significantly in recent years, and our management remains concentrated in a small number of key employees. Our future success depends to a significant extent on our executive officers and key employees, including our sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense and we compete for these personnel with other software companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain and motivate highly qualified personnel, and there can be no assurance that we will be able to do so. Any difficulty in hiring personnel could have a material adverse effect on our business, financial condition and results of operations.

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

     Since August 2001, we have acquired eleven businesses. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

•	the difficulty of integrating the operations and personnel of the acquired companies,

•	the maintenance of acceptable standards, controls, procedures and policies,

•	the potential disruption of our ongoing business and distraction of management,

•	the impairment of relationships with employees and clients as a result of any integration of new management and other personnel,

•	the inability to maintain relationships with clients of the acquired business,

•	the difficulty of incorporating acquired technology and rights into our products and services,

•	the failure to achieve the expected benefits of the combination or acquisition,

•	expenses related to the acquisition,

•	potential unknown liabilities associated with acquired businesses,

•	unanticipated expenses related to acquired technology and its integration into existing technology, and

•	differing regulatory and industry standards, certification requirements and product functional requirements.

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

          We have expanded our operations rapidly in recent years. For example, our aggregate revenues increased from approximately $14.1 million in 1999 to approximately $107.2 million in 2004. As of March 31, 2005, we had 861 employees, up from 577 as of December 31, 2003. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal control over financial reporting and management’s assessment of the design and the effectiveness of its internal control over financial reporting. If we do not continue to comply with all of the requirements of Section 404 or if our internal controls are not designed or operating effectively, it could result in a negative market reaction.

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

          In the past three years, technology stocks listed on the Nasdaq National Market have experienced high levels of volatility. The price of our common stock depends on many factors, some of which are beyond our control and may not be related to our operating performance. The factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

     In addition, as of March 31, 2005, we had options to purchase a total of 3,771,916 shares of our common stock outstanding under our stock incentive plans, of which 1,617,140 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We transact business with clients almost exclusively in the United States and Canadian and receive payment for our services exclusively in United States dollars or Canadian dollars. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies which could impact our results of operations and financial condition. A 10% increase or decrease in currency exchange rates would not have a material adverse effect on our financial condition or results of operations.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures.

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     Changes in Internal Controls over Financial Reporting

          We began using a new enterprise accounting system in the first quarter of fiscal 2005. The implementation of the new accounting system required us to modify and add certain internal controls and processes. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On April 26, 2005, our Board of Directors authorized the repurchase of up to $10 million of our common stock on or before May 2, 2006.

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

/s/ Carl D. Blandino

Carl D. Blandino
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Registration Rights Agreement, dated as of February 2, 2005, among the Registrant and the initial purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2005).

10.2	Amendment No.1 to Lease between Open Solutions Inc. and Winding Brook Drive LLC, dated as of March 1, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 1, 2005).

31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. section 1350.

32.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. section 1350.