Form 10-Q
period 2005-06-30
OPEN SOLUTIONS INC
filed 2005-08-08
CIK 873538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period of___to___
Commission file number 000-02333

Open Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3173050
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
455 Winding Brook Drive, Glastonbury, CT
(Address of principal executive offices)
06033
(Zip Code)

(860) 652-3155
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).☑
     As of August 3, 2005, 19,696,706 shares of common stock, $0.01 par value per share, were outstanding.

OPEN SOLUTIONS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$102,517	$49,447
Investments in marketable securities	51,380	12,736
Accounts receivable, net	33,912	19,975
Prepaid expenses and other current assets	8,521	5,989
Deferred tax assets	11,757	12,356

Total current assets	208,087	100,503

Fixed assets, net	17,170	14,410
Intangible assets, net	42,819	37,379
Goodwill	96,668	66,548
Deferred tax assets	2,830	4,560
Other assets	7,064	2,074

Total assets	$374,638	$225,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,885	$2,521
Accrued expenses	16,671	15,338
Deferred revenue, current portion	26,929	21,586
Long-term debt from customers, current portion	—	1,239
Capital lease obligations, current portion	296	735

Total current liabilities	47,781	41,419

Convertible notes payable	144,061	—
Long-term debt from customers, less current portion	—	1,736
Capital lease obligations, less current portion	164	223
Deferred revenue, less current portion	3,190	2,706
Other long-term liabilities	1,455	1,077

Total liabilities	196,651	47,161

Commitments and contingencies (Note 6)

Stockholders’ Equity;
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 19,598,520 and 19,379,701 shares issued and 19,132,047 and 19,379,701 shares outstanding at June 30, 2005 and December 31, 2004, respectively	196	194

	June 30,	December 31,
	2005	2004
	(In thousands, except
	share and per share data)
Additional paid-in capital	201,630	199,272
Deferred compensation	(134)	—
Accumulated other comprehensive (loss) income	(173)	718
Accumulated deficit	(15,071)	(21,871)
Treasury stock at cost; 466,473 and no treasury shares at June 30, 2005 and December 31, 2004, respectively	(8,461)	—

Total stockholders’ equity	177,987	178,313

Total liabilities and stockholders’ equity	$374,638	$225,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
Revenues:
Software license	$11,349	$6,914	$19,254	$13,355
Service, maintenance and hardware	35,738	14,906	65,559	29,415

Total revenues	47,087	21,820	84,813	42,770

Cost of revenues:
Software license	1,638	1,223	2,828	2,543
Service, maintenance and hardware	18,741	7,862	33,943	15,597

Total cost of revenues	20,379	9,085	36,771	18,140

Gross profit	26,708	12,735	48,042	24,630

Operating expenses:
Sales and marketing	6,003	3,400	10,808	6,299
Product development	5,080	2,221	9,105	4,183
General and administrative	9,169	4,108	16,762	8,217

Total operating expenses	20,252	9,729	36,675	18,699

Income from operations	6,456	3,006	11,367	5,931
Interest income and other	1,170	290	2,040	555
Interest expense	(1,210)	(16)	(2,067)	(33)

Income before income taxes	6,416	3,280	11,340	6,453
Income tax provision	2,581	141	4,540	312

Net income	$3,835	$3,139	$6,800	$6,141

Net income per common share:
— Basic	$0.20	$0.18	$0.35	$0.35
— Diluted	0.18	0.16	0.32	0.32
Weighted average common shares used to compute net income per common share:
— Basic	19,372,648	17,905,430	19,412,034	17,411,099
— Diluted	25,399,423	19,788,844	24,638,388	19,404,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$6,800	$6,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,342	2,329
Non-cash interest expense	294	—
Stock based compensation expense	200	200
Deferred tax provision	3,707	—
Provision for doubtful accounts	277	169
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(10,955)	(3,330)
Prepaid expenses and other assets	(1,023)	(737)
Accounts payable and accrued expenses	809	(1,064)
Deferred revenue	3,399	2,913

Net cash provided by operating activities	8,850	6,621

Cash flows from investing activities
Purchases of fixed assets	(3,936)	(2,140)
Purchases of marketable securities	(92,758)	(5,103)
Sales of marketable securities	54,168	45,696
Business acquisitions, net of cash received	(41,936)	(13,580)

Net cash (used in) provided by investing activities	(84,462)	24,873

Cash flows from financing activities
Proceeds from exercise of stock options	807	2,029
Proceeds from issuance of common stock from employee stock purchase plan	634	332
Repayment of long-term debt from customers	(2,917)	—
Repayment of capital lease obligation	(479)	(214)
Net proceeds from sale of common stock	—	33,469
Proceeds from convertible notes payable	144,061	—
Payment of debt issuance costs	(4,915)	—
Repurchase of common stock	(8,461)	—

Net cash provided by financing activities	128,730	35,616

Effects of exchange rate on cash and cash equivalents	(48)	—
Net increase in cash and cash equivalents	53,070	67,110
Cash and cash equivalents, beginning of period	49,447	14,853

Cash and cash equivalents, end of period	$102,517	$81,963
Supplemental disclosures
Cash paid for interest	$121	$34
Cash paid for income taxes	405	247
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	The Company
     Open Solutions Inc. (the “Company”) is a provider of software and services that allow financial institutions to compete and service their customers more effectively. The Company develops, markets, licenses and supports an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions. The Company’s software can be operated either by the financial institution itself, on an outsourced basis in one of the Company’s outsourcing centers or through an outsourcing center hosted by one of the Company’s resellers. As a result of the acquisition of Datawest Solutions Inc. in October 2004, the Company also provides payment processing services to customers in Canada.
2. Summary of Significant Accounting Policies
     Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and six month periods ended June 30, 2005 may not be indicative of the results expected for any succeeding quarter or for the entire fiscal year ending December 31, 2005.
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

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Software license	$11,349,000	$6,914,000	$19,254,000	$13,355,000

Installation, training and professional services	6,812,000	3,902,000	12,566,000	7,994,000
Maintenance and support	11,320,000	6,792,000	20,555,000	12,675,000
Data center and payment processing services	15,352,000	2,984,000	28,705,000	6,054,000
Hardware and other	2,254,000	1,228,000	3,733,000	2,692,000

Service, maintenance and hardware	35,738,000	14,906,000	65,559,000	29,415,000

Total revenues	$47,087,000	$21,820,000	$84,813,000	$42,770,000

Revenues and tangible long-lived assets by significant geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:

United States	$39,076,000	$21,820,000	$68,761,000	$42,770,000
Canada	8,011,000	—	16,052,000	—

Total revenues	$47,087,000	$21,820,000	$84,813,000	$42,770,000

	As of
	June 30,	December 31,
	2005	2004
Tangible long-lived assets:
United States	$12,903,000	$9,664,000
Canada	4,267,000	4,746,000

	$17,170,000	$14,410,000

Net Income Per Share
     Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of the convertible notes payable using the if-converted method. Under the if-converted method, the after-tax interest expense is added to the numerator and the weighted average shares issuable upon conversion of the debt instrument are added to the denominator.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
The following table reconciles net income and the weighted average shares outstanding used to calculate basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income used for basic calculation	$3,835,000	$3,139,000	$6,800,000	$6,141,000
Interest expense from convertible debt, net of tax effect	703,000	—	1,167,000	—

Net income used for diluted calculation	$4,538,000	$3,139,000	$7,967,000	$6,141,000

Basic net income per share – weighted average common shares outstanding	19,372,648	17,905,430	19,412,034	17,411,099
Dilutive effect of stock options and warrants	1,062,571	1,883,414	1,139,799	1,993,474
Dilutive effect of convertible debt	4,964,204	—	4,086,555	—

Diluted net income per share – weighted average common shares outstanding	25,399,423	19,788,844	24,638,388	19,404,573

     Weighted average common shares of 1,477,425 and 1,286,019 were excluded from the computation of diluted EPS for the three and six month periods ended June 30, 2005 and 12,374 and 7,502 were excluded for the three and six month periods ended June 30, 2004, as they would have been anti-dilutive.
     Comprehensive Income
     The following table summarizes the Company’s comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$3,835,000	$3,139,000	$6,800,000	$6,141,000
Unrealized gain (loss) on marketable securities	38,000	(96,000)	54,000	(61,000)
Foreign currency translation adjustment	(452,000)	—	(945,000)	—

Total comprehensive income	$3,421,000	$3,043,000	$5,909,000	$6,080,000

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     Concentration of Credit Risk
     Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. No customers accounted for more than 10% of total revenues for the three and six month periods ended June 30, 2005. One individual customer accounted for 13.5% and 11.8%, respectively, of total revenues for the three and six month periods ended June 30, 2004.
     At June 30, 2005 and December 31, 2004, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.
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
          The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), to stock compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$3,835,000	$3,139,000	$6,800,000	$6,141,000
Add: Stock compensation expense, net of tax effect, included in reported net income	86,000	100,000	152,000	200,000
Subtract: Total stock compensation expense determined under fair value method, net of tax effect	(1,539,000)	(1,286,000)	(2,827,000)	(2,230,000)

Pro forma net income	$2,382,000	$1,953,000	$4,125,000	$4,111,000

Reported net income per share
Basic	$0.20	$0.18	$0.35	$0.35
Diluted	0.18	0.16	0.32	0.32
Pro forma net income per share
Basic	$0.12	$0.11	$0.21	$0.24
Diluted	0.12	0.10	0.21	0.21
     The weighted average SFAS No. 123 fair value at grant date was $8.30 and $8.97 for options granted in the three and six month periods ended June 30, 2005 and $12.41 and $13.20 for options granted in the three and six month periods ended June 30, 2004. The above pro forma results are not necessarily indicative of future pro forma results.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted during the applicable period:

	2005	2004
Risk free interest rate	3.82%	3.74%
Expected dividend yield	None	None
Expected life of option	4 years	5 years
Expected volatility	48.63%	59.67%

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
3. Acquisitions
     The Company has entered into three acquisitions since the beginning of 2005 which are summarized below:

		S.O.S. Computer	Financial Data
	CU Technologies	Systems, Inc.	Solutions, Inc.
	(March 2005)	(April 2005)	(June 2005)
Tangible assets acquired	$2,551,000	$4,754,000	$3,169,000
Purchased technology	350,000	500,000	—
Goodwill	20,230,000	5,705,000	4,773,000
Other intangibles	2,300,000	3,320,000	1,250,000
Liabilities assumed	(1,087,000)	(2,734,000)	(143,000)

Purchase price	$24,344,000	$11,545,000	$9,049,000

     Each of these acquisitions was accounted for as a purchase transaction. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of any purchased technology was determined based on management’s valuation analysis utilizing an income approach that takes into account future cash flows. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of each business acquired have been included in the Company’s consolidated financial statements from the respective dates of acquisition.
Financial Data Solutions, Inc.
     On June 7, 2005, the Company acquired substantially all of the operating assets and assumed certain liabilities of Financial Data Solutions, Inc. (“FDSI”), a company which provides image and remittance item processing, and image statement and rendering services, for cash consideration of $9,000,000 and acquisition-related costs of approximately $49,000. Intangible assets, comprised of customer relationships, is being amortized over its useful life of 10 years. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during 2005. Pro forma information related to the combined results of operations of the Company and FDSI were not material for the three and six months ended June 30, 2005.
     S.O.S. Computer Systems, Inc.
     On April 6, 2005, the Company acquired substantially all of the operating assets and assumed certain liabilities of S.O.S. Computer Systems, Inc. (“SO Systems”), a provider of core processing software and related services for credit unions, for cash consideration of $11,400,000 and acquisition related costs of approximately $145,000. The purchased technology related to this

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
acquisition is being amortized over its useful life of five years. The other intangible assets, comprised of customer relationships and trade name are being amortized over their useful lives of 25 and 5 years, respectively. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangibles, and is expected to be finalized during 2005. Pro forma information related to the combined results of operations of the Company and SO Systems were not material for the three and six months ended June 30, 2005.
U.S.-Based Services to Credit Unions Business of CGI-AMS Inc.
     On March 10, 2005, the Company acquired the U.S.-based services to credit unions business of CGI-AMS Inc. (“CU Technologies”) for cash consideration of $24,000,000. In connection with the acquisition, the Company incurred approximately $344,000 of acquisition-related costs. This acquisition increased the Company’s core data processing client base among credit unions and increased the recurring revenue component of revenues. The purchased technology related to this acquisition is being amortized over its useful life of five years. The other intangible assets, comprised of customer relationships, is being amortized over its useful life of sixteen years. Purchase accounting for this acquisition is preliminary, including the identification and valuation of tangible and intangible assets, and is expected to be finalized during 2005.
     The financial information in the table below summarizes the combined results of operations of the Company and CU Technologies on a pro forma basis, as though the companies had been combined as of the beginning of the periods being presented. Pro forma information related to the combined results of operations of FDSI and SO Systems are immaterial to all periods presented and therefore not included in the following table. This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Three Months Ended
	June 30,	Six Months Ended June 30,
	2004	2005	2004
Pro forma revenues	$26,389,000	$88,027,000	$51,908,000
Pro forma net income	3,090,000	6,731,000	6,043,000
Pro forma net income per share — basic	$0.17	$0.35	$0.35
Pro forma net income per share — diluted	$0.16	$0.32	$0.31
4. Treasury Stock
     On April 26, 2005, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock on or before May 2, 2006. The Company repurchased 466,473 shares of its common stock for approximately $8.5 million during the three months ended June 30, 2005.
5. Convertable Notes Payable
     In February 2005, the Company sold senior subordinated convertible notes due 2035 (the “Notes”) with an aggregate principal amount at maturity of $270 million to qualified institutional buyers pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 144A under the Act. The issue price of the Notes was $533.36 per $1,000 principal at maturity of Notes, which resulted in aggregate gross proceeds to us of approximately $144.1 million. The Notes are general unsecured obligations and junior to any of our existing and future senior indebtedness. The Company incurred $4.9 million of Costs related to the issuance of the Notes.
6. Commitments and Contingencies
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
Our revenues have grown from approximately $14.1 million in 1999 to approximately $107.2 million in 2004. Our revenues for the six months ended June 30, 2005 were $84.8 million. This growth has resulted from strategic acquisitions and internal expansion, through which we have developed and acquired new products and services and have expanded the number of clients using one or more of our products to approximately 4,056 as of June 30, 2005.
     Software license revenue includes fees received from the licensing of application software. We license our proprietary software products under standard agreements which typically provide our clients with a perpetual, non-exclusive, non-transferable right to use the software for a single financial institution upon payment of a license fee. We also license certain third party software to end users.
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
     We derive other revenues from hardware sales and client reimbursement of out-of-pocket and telecommunication costs. We have entered into agreements with several hardware manufacturers under which we sell computer hardware and related services. Client reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel.

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
Application of Critical Accounting Policies
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. The application of our critical accounting policies is described in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. These critical accounting policies include:
•	Revenue Recognition,

•	Allowance for Doubtful Accounts,

•	Stock Compensation,

•	Software Development Costs,

•	Accounting for Purchase Business Combinations, and

•	Long-Lived Assets, Intangible Assets and Goodwill.
     There were no material changes to the application of our critical accounting policies for the six months ended June 30, 2005.
Acquisitions
     Since August 2001, we have expanded our product offerings and client base through the acquisition of twelve businesses. Each of these acquisitions was accounted for as a purchase transaction. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of any purchased technology was determined based on management’s valuation analysis utilizing an income approach that takes into account future cash flows. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.
     On June 7, 2005, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of FDSI, a company which provides image and remittance item processing, and image statement and rending services, for cash consideration of $9,000,000 and acquisition-related costs of approximately $49,000. This acquisition increased our item processing customer base and increased the recurring revenue component of our revenues.
     On April 6, 2005, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of SO Systems, a provider of core processing software and related services for credit unions, for cash consideration of $11,400,000 and acquisition related costs of approximately $145,000. This acquisition increased our in-house core data processing client base among credit unions and increased the maintenance, software and hardware components of our revenues.
     On March 10, 2005, we acquired CU Technologies for cash consideration of $24,000,000. In connection with the acquisition, we incurred approximately $344,000 of acquisition-related costs. This acquisition increased our core data processing client base among credit unions and increased the recurring revenue component of revenues.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
As a Percentage of Revenues:
Revenues:
Software license	24.1%	31.7%	22.7%	31.2%
Service, maintenance and hardware	75.9	68.3	77.3	68.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	3.5	5.6	3.3	5.9
Service, maintenance and hardware	39.8	36.0	40.1	36.5

Total cost of revenues	43.3	41.6	43.4	42.4
Operating expenses:
Sales and marketing	12.8	15.6	12.7	14.7
Product development	10.8	10.2	10.7	9.8
General and administrative	19.5	18.8	19.8	19.2

Total operating expenses	43.1	44.6	43.2	43.7
Income from operations	13.6	13.8	13.4	13.9
Interest income, net	(0.1)	1.2	—	1.2

Income before income taxes	13.5	15.0	13.4	15.1
Income tax provision	(5.5)	(0.6)	(5.4)	(0.7)

Net income	8.0	14.4	8.0	14.4

     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenues. We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services and from hardware sales related to our core software, check imaging and telephony businesses. Revenues increased 115.8% from $21.8 million for the three months ended June 30, 2004 to $47.1 million for the three months ended June 30, 2005. This increase was attributable to a $4.4 million increase in licensing revenue from our core and complementary products attributable to sales to new clients, sales of additional products to existing clients and an increase in license fees from BISYS. Of the $4.4 million increase in licensing revenues, $1.7 million related to aggregate revenues from those acquisitions completed subsequent to June 30, 2004, which were re:Member Data Services, Inc., Omega Systems of North America LLC, Datawest Solutions Inc., CU Technologies, SO Systems and FDSI plus the partial period effect from the acquisition completed during the three months ended June 30, 2004, which was Eastpoint Technologies Inc. The increase in revenues was also attributable to an increase of $2.9 million in our implementation and other professional services, $2.2 million of which was from acquired businesses. We also realized an increase of $4.5 million in our maintenance revenue, $3.6 million of which was from acquired businesses, and an increase of $12.4 million in our outsourcing revenues, $12.0 million of which was from acquired businesses. Hardware and other revenue increased by $1.0 million which was primarily attributable to the acquisition of SO Systems. The increases in implementation, professional services and maintenance revenues are also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients.
     Cost of Revenues. Cost of revenues includes third party license fees and the direct expenses associated with providing our services such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 124.3% from $9.1 million for the three months ended June 30, 2004 to $20.4 million for the three months ended June 30, 2005. The increase was due primarily to a $2.0 million increase in costs associated with implementation and other professional services, $1.2 million of which is from acquired businesses, a $1.6 million increase in costs associated with maintenance, $1.3 million of which is from the acquired businesses and a $6.7 million increase in costs associated with the growth of our outsourcing business, $6.3 million of which is from the acquired businesses. Additionally, the costs associated with hardware and other revenues increased by $700,000 which was primarily due to the acquisition of SO Systems. Cost of revenues represented 41.6% of revenues for the three months ended June 30, 2004 as opposed to 43.3% of revenues for the three months ended June 30, 2005. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since June 30, 2004, but also from increased third party license and hardware costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues increased primarily due to the increase in our service, maintenance and hardware revenues as a percentage of total revenues which generally earn lower margins than software license revenue.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 76.6% from $3.4 million for the three months ended June 30, 2004 to $6.0 million for the three months ended June 30, 2005. This increase was due primarily to increases in commissions from higher revenues and additional sales and marketing employees as a result of the acquired businesses. Sales and marketing expenses represented 15.6% of revenues for the three months ended June 30, 2004 as opposed to 12.8% of revenues for the three months ended June 30, 2005. Sales and marketing expenses as a percentage of revenues decreased primarily because sales and marketing expenses did not increase proportionally to our revenue growth. For certain acquisitions, we acquired a wide client base, but did not continue to market the acquired company’s products, as our strategy has been to market our solutions to the clients of these acquired companies, resulting in lower sales and marketing expenses compared to revenues. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.
     Product Development. Product development expenses include salaries of personnel in our product development department, consulting fees and other related expenses. Product development expenses increased 128.7% from $2.2 million for the three months ended June 30, 2004 to $5.1 million for the three months ended June 30, 2005. This increase was due primarily to an increase in our investment in the internationalization and localization of our products of $573,000 and a $1.7 million increase in product development expenses from the acquired businesses. Product development expenses represented 10.2% of revenues for the three months ended June 30, 2004 as opposed to 10.8% of revenues for the three months ended June 30, 2005. Product development expenses as a percentage of revenues increased primarily due to our investment in the internationalization of our products, the localization of our products in Canada, as well as other enhancements to our major product lines.
     General and Administrative. General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 123.3% from $4.1 million for the three months ended June 30, 2004 to $9.2 million for the three months ended June 30, 2005. The increase was due primarily to $3.3 million of expense from the acquired businesses, professional fees and certain costs related to the requirements of being a public company, particularly the cost of compliance with the Sarbanes-Oxley Act of 2002 and investments in our infrastructure, including increases in depreciation expense from the development of new internal software systems. General and administrative expenses represented 18.8% of revenues for the three months ended June 30, 2004 as opposed to 19.5% for the three months ended June 30, 2005. General and administrative expenses as a percentage of revenues increased primarily as a result of investments in our infrastructure and the amortization of certain acquired intangibles. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase more significantly as a result of those acquisitions.
     Interest Income, net. Interest income, net, decreased from $274,000 for the three months ended June 30, 2004 to $(40,000) for the three months ended June 30, 2005. This decrease was due to interest expense of approximately $1.2 million related to our convertible notes payable offset by interest income of approximately $ 956,000 from the investment of the proceeds from our convertible notes payable offering.
     Income Tax Provision. Income tax provision increased from $141,000 for the three months ended June 30, 2004 to $2.6 million for the three months ended June 30, 2005. We reversed the valuation allowance on our deferred tax assets as of December 31, 2004 and beginning in the first quarter of 2005, we began recording a tax provision against our income at our estimated annual effective tax rate which we currently estimate to be approximately 40%. Prior to December 31, 2004, we recorded a tax provision primarily related to state and alternative minimum taxes only. Going forward, we will continue to provide a tax provision based on an estimate of our annual effective tax rate.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenues. Revenues increased 98.3% from $42.8 million for the six months ended June 30, 2004 to $84.8 million for the six months ended June 30, 2005. This increase was attributable to a $5.9 million increase in licensing revenue from our core and complementary products attributable to sales to new clients, sales of additional products to existing clients and an increase in license fees from BISYS. Of the $5.9 million increase in licensing revenues, $3.2 million related to aggregate revenues from those acquisitions completed subsequent to June 30, 2004 which were re:Member Data Services, Inc., Omega Systems of North America LLC, Datawest Solutions Inc., CU Technologies, SO Systems and FDSI plus the partial period effect from acquisitions completed during the six months ended June 30, 2004, which were Eastpoint Technologies, Inc. and Maxxar Corporation. The increase in revenues was also attributable to an increase of $4.6 million in our implementation and other professional services, $3.5 million of which was from acquired businesses. We also realized an increase of $7.9 million in our maintenance revenue, $5.9 million of which was from acquired businesses, and an increase of $22.7 million in our outsourcing revenues, $22.1 million of which was from acquired businesses. The increases in implementation, professional services and maintenance revenues are also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients.
     Cost of Revenues. Cost of revenues increased 102.7% from $18.1 million for the six months ended June 30, 2004 to $36.8 million for the six months ended June 30, 2005. The increase was due primarily to a $3.5 million increase in costs associated with implementation and other professional services, $2.5 million of which is from acquired businesses, a $2.6 million increase in costs associated with maintenance, $2.0 million of which is from the acquired businesses and an $11.8 million increase in costs associated with the growth of our outsourcing business, $11.3 million of which is from the acquired businesses. Additionally, the costs associated with hardware and other revenues increased by $400,000 which was primarily due to the acquisition of SO Systems. Cost of revenues represented 42.4% of revenues for the six months ended June 30, 2004 as opposed to 43.4% of revenues for the six months ended June 30, 2005. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since June 30, 2004, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues increased primarily because certain of our costs are fixed and our revenues grew at a faster rate than our costs. Cost of revenues as a percentage of revenues increased primarily due to the increase in our service, maintenance and hardware revenues as a percentage of total revenues as these carry lower margins than software license revenue.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased 71.6% from $6.3 million for the six months ended June 30, 2004 to $10.8 million for the six months ended June 30, 2005. This increase was due primarily to increases in commissions from higher revenues and additional sales and marketing employees as a result of the acquired businesses. Sales and marketing expenses represented 14.7% of revenues for the six months ended June 30, 2004 as opposed to 12.7% of revenues for the six months ended June 30, 2005. Sales and marketing expenses as a percentage of revenues decreased because sales and marketing expenses did not increase proportionally to our revenue growth. For certain acquisitions, we acquired a wide client base but did not continue to market the acquired company’s products, as our strategy has been to market our solutions to the clients of these acquired companies, resulting in lower sales and marketing expenses compared to revenues. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.
     Product Development. Product development expenses increased 117.7% from $4.2 million for the six months ended June 30, 2004 to $9.1 million for the six months ended June 30, 2005. This increase was due primarily to an increase in our investment in the internationalization and localization of our products of $984,000 and a $2.7 million increase in product development expenses from the acquired businesses. Product development expenses represented 9.8% of revenues for the six months ended June 30, 2004 as opposed to 10.7% of revenues for the six months ended June 30, 2005. Product development expenses as a percentage of revenues increased primarily due to our investment in the internationalization of our products, the localization of our products in Canada, as well as other enhancements to our major product lines.
     General and Administrative. General and administrative expenses increased 104.0% from $8.2 million for the six months ended June 30, 2004 to $16.8 million for the six months ended June 30, 2005. The increase was due primarily to $6.1 million of expense from the acquired businesses, professional fees and other costs related to the requirements of being a public company, particularly the cost of compliance with the Sarbanes-Oxley Act of 2002 and investments in our infrastructure, including increases in depreciation expense from the development of new internal software systems. General and administrative expenses represented 19.2% of revenues for the six months ended June 30, 2004 as opposed to 19.8% of revenues for the six months ended June 30, 2005. General and administrative expenses as a percentage of revenues increased primarily as a result of investments in our infrastructure and the amortization of certain acquired intangibles. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase more significantly as a result of those acquisitions.
     Interest Income, net. Interest income, net, decreased from $522,000 for the six months ended June 30, 2004 to $(27,000) for the six months ended June 30, 2005. This decrease was due to interest expense of approximately $1.9 million related to our convertible notes payable offset by interest income of approximately $1.6 million from the investment of the proceeds from the convertible notes payable offering.

     Income Tax Provision. Income tax provision increased from $312,000 for the six months ended June 30, 2004 to $4.5 million for the six months ended June 30, 2005. We reversed the valuation allowance on our deferred tax assets as of December 31, 2004 and beginning in the first quarter of 2005, we began recording a tax provision against our income at our estimated annual effective tax rate which we currently estimate to be approximately 40%. Prior to December 31, 2004, we recorded a tax provision primarily related to state and alternative minimum taxes only. Going forward, we will continue to provide a tax provision based on an estimate of our annual effective tax rate.
Liquidity and Capital Resources
     At June 30, 2005 and December 31, 2004, we had cash and cash equivalents totaling $102.5 million and $49.4 million, respectively.
     The following table sets forth the elements of our cash flow statement for the following periods:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$8,850	$6,621
Net cash used in investing activities	(84,462)	24,873
Net cash provided by financing activities	128,730	35,616
     Cash from Operating Activities
     Cash provided by operations in the six months ended June 30, 2005 was attributable to net income of $6.8 million, depreciation and amortization and other non-cash items of $9.8 million partially offset by an increase in working capital of $7.8 million, primarily due to an increase in accounts receivable and a decrease in deferred revenue. Cash provided by operations in the six months ended June 30, 2004 was attributable to net income of $6.1 million, depreciation and amortization and other non-cash items of $2.7 million partially offset by an increase in working capital of $2.2 million, primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued expenses.
     Cash from Investing Activities
     Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the six months ended June 30, 2005 and 2004 were $3.9 million and $2.1 million, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. The increase in capital expenditures relates primarily to the implementation of a new enterprise software system and leasehold improvements at our new corporate lease facility. We currently have no other significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     In the six months ended June 30, 2005 and 2004, we purchased $92.8 million and $5.1 million, respectively, in marketable securities. In the six months ended June 30, 2005 and 2004, we sold $54.2 million and $45.7 million of marketable securities.
     Additionally, cash used in investing activities for the six months ended June 30, 2005 included $24.3 million used for the acquisition of CU Technologies, $9.1 million used for the acquisition of SO Systems and $8.5 million used for the acquisition of FDSI, net of cash received.
     Cash from Financing Activities
     During the six months ended June 30, 2005, we received $807,000 of proceeds from the exercise of stock options and purchase of common stock under our employee stock purchase plan. In addition, during the six months ended June 30, 3005, we repaid $2.9 million of long-term debt from customers.
     In February 2005, we sold senior subordinated convertible notes due 2035 (the “Notes”) with an aggregate principal amount at maturity of $270 million to qualified institutional buyers pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 144A under the Act. The issue price of the Notes was $533.56 per $1,000 principal amount at maturity of Notes, which resulted in aggregate gross proceeds to us of approximately $144.1 million. The Notes are general unsecured obligations and are junior to any of our existing and future senior indebtedness. We incurred $4.9 million of costs related to the issuance of the notes.

     In April 2005, our Board of Directors authorized the repurchase of up to $10 million of our common stock on or before May 2, 2006. We repurchased 466,473 shares of our common stock for approximately $8.5 million during the three months ended June 30, 2005.
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
     As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses and tax credit carry forwards. We experienced such an ownership change in 1995. Our follow-on offering in May 2004 resulted in a second ownership change. This limitation of the utilization of federal net operating losses imposed by Section 382 is applied annually and is equal to a published long term exempt rate multiplied by the aggregate fair value of the company immediately prior to the ownership change. This resulting limitation may also be increased by imputed tax deductions of certain intangibles resulting from built-in gains, as defined. We do not believe that the Section 382 limitation with respect to the 1995 ownership change nor the change that resulted from the follow-on offering will result in the loss of any net operating losses or tax credit carry forwards prior to their expiration. As a result of future issuance of, sales of, and other transactions involving our common stock, we may experience an ownership change in the future, which could cause such federal net operating losses and tax credit carry forwards to be subject to limitation under Section 382.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations as of June 30, 2005

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Notes Payable	$144,061	$—	$—	$—	$144,061
Capital Lease Obligations	460	296	164	—	—
Operating Leases	30,958	4,996	10,014	8,026	7,922

Total Contractual Obligations	$175,479	$5,292	$10,178	$8,026	$151,983

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
     We can host a financial institution’s data processing functions at our outsourcing centers. Our outsourcing centers currently serve clients using our core software and our Internet banking, ATM, cView, cash management, collections, automated clearing house, or ACH, processing, and check and item processing and telephony products. In the future we plan to offer all of our products in our outsourcing centers and continue to market our outsourcing services aggressively.
     Our outsourcing services provide a source of recurring revenue which can grow as the number of accounts processed for a client increases. We also seek to generate recurring revenue through our licensing model, which generates additional fees for us as a client’s business grows or it adds more software applications, as well as through the provision of maintenance, support and other professional services. Our data center and payment processing services are the largest of these revenue components, and we expect that these revenues will continue to be a significant portion of our total revenues as our client base grows due to their recurring nature. To the extent we fail to persuade new or existing clients to purchase our outsourcing services or we are unable to offer some or all of our products to clients on an outsourced basis, we will be unable to implement our strategy and our revenue may be less predictable.

We have had several profitable quarters, but we may never achieve continued sustained profitability.
     We were incorporated in May 1992 and did not release our first product until 1995. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with limited operating histories. Although we were profitable for the year ended December 31, 2004, and the three and six months ended June 30, 2005, we may not be profitable in future periods, either on a short or long-term basis. As of June 30, 2005, we had an accumulated deficit of approximately $15.1 million. There can be no assurance that operating losses will not recur in the future, that we will sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.
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
     We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of June 30, 2005, we had approximately $96.7 million of goodwill and $42.8 million of intangible assets. We periodically review these assets for impairment. If we determine that the carrying value of these assets are not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, in any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and other intangible assets.
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
          We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 22.7% of revenues for the six months ended June 30, 2005, 30.8% of revenues for the year ended December 31, 2004, 33.5% of revenues for the year ended December 31, 2003 and 30.3% of revenues for the year ended December 31, 2002. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.
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
          We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, we expect that BISYS, Inc., a national outsourcing center, will account for a meaningful portion of our revenues over time. During the six months ended June 30, 2005, BISYS represented approximately $7.9 million, or 9.3%, of our total revenues. During the fiscal year ended December 31, 2004, BISYS represented approximately $12.5 million, or 11.7%, of our total revenues.
          Our strategic marketing partners pay us license fees based on the volume of products and services that they sell. If we lose one or more of our major strategic marketing partners or experience a decline in the revenue from them, we may be unable in a timely manner, or at all, to replace them with another entity with comparable client bases and user demographics, which would adversely affect our business, financial condition and results of operations. In addition, we plan to supplement our existing distribution partners with other national and regional outsourcing centers. If we are unable to identify appropriate resellers and enter into arrangements with them for the outsourcing of our products and services to financial institutions, we may not be able to sustain or grow our business.
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

     We have a significant amount of indebtedness. Our substantial indebtedness could have important consequences to our stockholders and note holders. For example, it could:
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
     Since August 2001, we have acquired twelve businesses. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:
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
          We have expanded our operations rapidly in recent years. For example, our aggregate annual revenues increased from approximately $14.1 million in 1999 to approximately $107.2 million in 2004. As of June 30, 2005, we had 1,037 employees, up from 577 as of December 31, 2003. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.
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
     We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as:
•	taking advantage of growth opportunities, including more rapid expansion,

•	acquiring businesses and products,

•	making capital improvements to increase our servicing capacity,

•	paying amounts due under our senior subordinated convertible notes,

•	developing new services or products, and

•	responding to competitive pressures.
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
The price of our common stock may be volatile.
          In the past few years, technology stocks listed on the Nasdaq National Market have experienced high levels of volatility. The price of our common stock depends on many factors, some of which are beyond our control and may not be related to our operating performance. The factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:
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
     In addition, as of June 30, 2005, we had options to purchase a total of 3,884,589 shares of our common stock outstanding under our stock incentive plans, of which 1,691,973 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Controls over Financial Reporting
          We began using a new enterprise accounting system in the first quarter of fiscal 2005. The implementation of the new accounting system required us to modify and add certain internal controls and processes. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by us of our common stock during the three months ended June 30, 2005.

			Total Number of
			Shares Purchased as	Remaining Funds
			Part of Publicly	Available to
	Total Number of Shares	Average Price Paid	Announced Program	Repurchase Shares
Period	Purchased (1)	per Share	(2)	Under the Program
4/26/05 — 4/30/05	—	$—	—	$10,000,000
5/1/05 — 5/31/05	251,430	18.09	251,430	5,451,631
6/1/05 — 6/30/05	215,043	18.19	215,043	1,533,450

Total	466,473	$18.14	466,473

(1)	All repurchases by us of our common stock during the three months ended June 30, 2005 were done pursuant to the repurchase program that we publicly announced on April 27, 2005 (the “Program”).

(2)	Our Board of Directors approved the repurchase of $10,000,000 of our common stock pursuant to the Program. The Program expires May 2, 2006 unless terminated earlier by resolution of our Board of Directors.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 19, 2005, we held our 2005 Annual Meeting of Stockholders (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting, for which there were no broker non-votes:
1.	Douglas K. Anderson and Samuel F. McKay were elected to serve as Class II Directors. The remaining terms of Louis Hernandez, Jr., Howard L. Carver, Dennis F. Lynch, Carlos P. Naudon and Richard P. Yanak continued after the meeting. The results of the vote with respect to each nominee for director were as follows:

	For	Withheld
Douglas K. Anderson	11,852,910	6,560,784
Samuel F. McKay	18,024,841	388,853
2.	The ratification of the selection by the Audit Committee of our Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2005 was approved. The votes were cast as follows: 18,390,134 shares of common stock were voted for the ratification, 15,700 shares of common stock were voted against the ratification and 7,860 shares of common stock abstained from the vote.
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

OPEN SOLUTIONS INC.

Dated: August 8, 2005	/s/ Louis Hernandez, Jr.

Louis Hernandez, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2005	/s/ Carl D. Blandino

Carl D. Blandino
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Asset Purchase Agreement, dated as of April 6, 2005, among Ship Acquisition Corp., S.O.S Computer Systems, Inc., the Clark Lindsay Ballantyne Trust, and Laura Ballantyne Warner Trust, the Dunster Family Trust and David Smart (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 6, 2005)

10.2	Employment Agreement between Open Solutions Inc. and Louis Hernandez, Jr. dated April 21, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 21, 2005)

31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. section 1350.

32.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. section 1350.