Form 10-Q
period 2005-09-30
OPEN SOLUTIONS INC
filed 2005-11-09
CIK 873538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act Rule).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 7, 2005, 19,861,872 shares of common stock, $0.01 par value per share, were outstanding.

OPEN SOLUTIONS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

PART 1 — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$110,079	$49,447
Investments in marketable securities	46,925	12,736
Accounts receivable, net	32,951	19,975
Prepaid expenses and other current assets	10,862	5,989
Deferred tax assets	13,417	12,356

Total current assets	214,234	100,503

Fixed assets, net	18,330	14,410
Intangible assets, net	44,003	37,379
Goodwill	104,086	66,548
Deferred tax assets	858	4,560
Other assets	7,000	2,074

Total assets	$388,511	$225,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,294	$2,521
Accrued expenses	20,111	15,338
Deferred revenue, current portion	27,171	21,586
Long-term debt from customers, current portion	—	1,239
Capital lease obligations, current portion	102	735

Total current liabilities	52,678	41,419

Convertible notes payable	144,061	—
Long-term debt from customers, less current portion	—	1,736
Deferred revenue, less current portion	3,252	2,706
Other long-term liabilities	1,602	1,300

Total liabilities	201,593	47,161

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 19,806,917 and 19,379,701 shares issued and 19,340,444 and 19,379,701 shares outstanding at September 30, 2005 and December 31, 2004, respectively	198	194
Additional paid-in capital	204,284	199,272
Deferred compensation	(131)	—
Accumulated other comprehensive income	2,258	718
Accumulated deficit	(11,230)	(21,871)
Treasury stock at cost, 466,473 and no treasury shares at September 30, 2005 and December 31, 2004, respectively	(8,461)	—

Total stockholders’ equity	186,918	178,313

Total liabilities and stockholders’ equity	$388,511	$225,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
Revenues:
Software license	$12,063	$9,412	$31,317	$22,768
Service, maintenance and hardware	37,126	18,920	102,685	48,334

Total revenues	49,189	28,332	134,002	71,102

Cost of revenues:
Software license	2,102	2,008	4,930	4,552
Service, maintenance and hardware	20,411	9,503	54,354	25,100

Total cost of revenues	22,513	11,511	59,284	29,652

Gross profit	26,676	16,821	74,718	41,450

Operating expenses:
Sales and marketing	5,849	3,755	16,657	10,053
Product development	5,038	3,228	14,143	7,410
General and administrative	9,605	5,476	26,367	13,692

Total operating expenses	20,492	12,459	57,167	31,155

Income from operations	6,184	4,362	17,551	10,295
Interest income and other	1,271	384	3,311	938
Interest expense	(1,211)	(21)	(3,278)	(53)

Income before income taxes	6,244	4,725	17,584	11,180
Income tax provision	(2,402)	(255)	(6,942)	(567)

Net income	$3,842	$4,470	$10,642	$10,613

Net income per common share:
— Basic	$0.20	$0.23	$0.55	$0.59
— Diluted	0.18	0.21	0.50	0.53
Weighted average common shares used to compute net income per common share:
— Basic	19,258,162	19,107,201	19,360,180	17,980,593
— Diluted	25,377,427	20,867,976	24,870,975	19,895,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$10,642	$10,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,290	4,127
Non-cash interest expense	475	—
Stock based compensation expense	300	298
Deferred tax provision	5,822	—
Provision for doubtful accounts	656	44
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(9,610)	(6,971)
Prepaid expenses and other current assets	(3,192)	194
Accounts payable and accrued expenses	4,760	(65)
Deferred revenue	3,288	2,654

Net cash provided by operating activities	21,431	10,894

Cash flows from investing activities
Purchases of fixed assets	(6,668)	(3,511)
Purchases of marketable securities	(142,147)	(5,142)
Sales of marketable securities	108,006	49,706
Business acquisitions, net of cash received	(49,878)	(37,244)

Net cash (used in) provided by investing activities	(90,687)	3,809

Cash flows from financing activities
Proceeds from exercise of stock options	2,134	2,977
Proceeds from issuance of common stock from employee stock purchase plan	634	332
Repayment of long-term debt from customers	(2,917)	—
Repayment of capital lease obligations	(713)	(349)
Net proceeds from sale of common stock	—	33,439
Proceeds from convertible notes payable	144,061	—
Payment of debt issuance costs	(4,957)	—
Repurchase of common stock	(8,461)	—

Net cash provided by financing activities	129,781	36,399

Effects of exchange rate on cash and cash equivalents	107	—
Net increase in cash and cash equivalents	60,632	51,102
Cash and cash equivalents, beginning of period	49,447	14,853

Cash and cash equivalents, end of period	$110,079	$65,955

Supplemental disclosures
Cash paid for interest	$2,142	$55
Cash paid for income taxes	718	394
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
2. Summary of Significant Accounting Policies
     Basis of Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and nine month periods ended September 30, 2005 may not be indicative of the results expected for any succeeding quarter or for the entire fiscal year ending December 31, 2005.
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
     Reclassifications
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

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Software license	$12,063,000	$9,412,000	$31,317,000	$22,768,000

Installation, training and professional services	6,511,000	4,695,000	19,077,000	12,688,000
Maintenance and support	11,348,000	7,863,000	31,903,000	20,537,000
Data center and payment processing services	17,230,000	5,346,000	45,935,000	11,401,000
Hardware and other	2,037,000	1,016,000	5,770,000	3,708,000

Service, maintenance and hardware	37,126,000	18,920,000	102,685,000	48,334,000

Total revenues	$49,189,000	$28,332,000	$134,002,000	$71,102,000

Revenues and tangible long-lived assets by significant geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
United States	$40,486,000	$28,332,000	$109,247,000	$71,102,000
Canada	8,703,000	—	24,755,000	—

Total revenues	$49,189,000	$28,332,000	$134,002,000	$71,102,000

	As of
	September	December
	30, 2005	31, 2004
Tangible long-lived assets:
United States	$13,557,000	$9,664,000
Canada	4,773,000	4,746,000

Total tangible long-lived assets	$18,330,000	$14,410,000

     Net Income and Loss Per Share
     Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes unvested restricted stock, in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of the convertible notes payable using the if-converted method. Under the if-converted method, the after-tax interest expense is added to the numerator and the weighted average shares issuable upon conversion of the debt instrument are added to the denominator.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
     The following table reconciles the weighted average shares outstanding used to calculate basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income used for basic calculation	$3,842,000	$4,470,000	$10,642,000	$10,613,000
Interest expense from convertible debt, net of tax effect	726,000	—	1,901,000	—

Net income used for diluted calculation	$4,568,000	$4,470,000	$12,543,000	$10,613,000

Basic net income per share – weighted average common shares outstanding	19,258,162	19,107,201	19,360,180	17,980,593
Dilutive effect of restricted stock, stock options and warrants	1,155,061	1,760,775	1,128,476	1,915,067
Dilutive effect of convertible debt	4,964,204	—	4,382,319	—

Diluted net income per share – weighted average common shares outstanding	25,377,427	20,867,976	24,870,975	19,895,660

     Weighted average common shares of 715,305 and 75,101 were excluded from the computation of diluted EPS for the three month periods ended September 30, 2005 and 2004, respectively, as they would have been anti-dilutive. Weighted average common shares of 1,300,140 and 27,818 were excluded from the computation of diluted EPS for the nine month periods ended September 30, 2005 and 2004, respectively, as they would have been anti-dilutive.
     Comprehensive Income
The following table summarizes the Company’s comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$3,842,000	$4,470,000	$10,642,000	$10,613,000
Unrealized gain (loss) on marketable securities	6,000	33,000	60,000	(28,000)
Foreign currency translation adjustment	2,424,000	—	1,480,000	—

Total comprehensive income	$6,272,000	$4,503,000	$12,182,000	$10,585,000

     Concentration of Credit Risk
     Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. At September 30, 2005 and December 31, 2004, no customer accounted for 10% or more of the total accounts receivable balance. No customer accounted for 10% of total revenues for both the three and nine month periods ended September 30, 2005. One individual customer accounted for 12% of total revenues for both the three and nine month periods ended September 30, 2004. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
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
     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), to stock compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$3,842,000	$4,470,000	$10,642,000	$10,613,000
Add: Stock compensation expense, net of tax, included in reported net income	66,000	98,000	218,000	298,000
Subtract: Total stock compensation expense determined under fair value method, net of tax	(1,582,000)	(1,275,000)	(4,419,000)	(3,475,000)

Pro forma net income	$2,326,000	$3,293,000	$6,441,000	$7,436,000

Reported net income per share
Basic	$0.20	$0.23	$0.55	$0.59
Diluted	0.18	0.21	0.50	0.53
Pro forma net income per share
Basic	$0.12	$0.17	$0.33	$0.41
Diluted	0.12	0.16	0.33	0.37
     The weighted average SFAS No. 123 fair value at grant date was $8.25 and $8.92 for options granted in the three and nine month periods ended September 30, 2005 and $10.35 and $12.02 for options granted in the three and nine month periods ended September 30, 2004. The above pro forma results are not necessarily indicative of future pro forma results.
     The fair value of each option grant or ESPP share purchase is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options or purchase rights granted during the three and nine month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rate	4.09%	3.64%	3.92%	3.51%
Expected dividend yield	None	None	None	None
Expected life of option	4	5	4	5
Expected volatility	46.79%	56.17%	48.56%	62.85%
     The fair value method requires the input of highly subjective assumptions, including expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

Recently Issued Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material affect on the results of the Company.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets and amendment of APB Opinion No. 29” (“SFAS 153”), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactons,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material affect on the results of the Company.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95” (“SFAS 123R”), which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for annual periods beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 123R in its first quarter of 2006. SFAS 123R requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the financial statements at their fair value. SFAS 123R will require the estimation of future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. The Company believes that the pro forma expense currently disclosed in Note 2 to the Consolidated Financial Statements represents an estimate of the amounts that would have been recorded under the provisions of SFAS 123R. The Company will utilize the Black-Scholes model to value share-based payments and will follow the modified-prospective-transition method. The Company does not expect to make any changes to its stock-based compensation plans as a result of the adoption of SFAS 123R on January 1, 2006.
3. Acquisitions
     The Company has entered into four acquisitions since the beginning of 2005 which are summarized below:

	U.S.- Based Services
	to Credit Unions	S.O.S. Computer	Financial Data	COWWW
	Business of CGI-AMS Inc.	Systems, Inc.	Solutions, Inc.	Software, Inc.
	(March 2005)	(April 2005)	(June 2005)	(August 2005)
Tangible assets acquired	$2,553,000	$4,754,000	$3,012,000	$1,429,000
Purchased technology	350,000	500,000	—	500,000
Goodwill	20,213,000	5,816,000	4,993,000	6,007,000
Other intangibles	2,300,000	3,320,000	1,250,000	1,100,000
Liabilities assumed	(1,104,000)	(2,845,000)	(206,000)	(989,000)

Purchase price	$24,312,000	$11,545,000	$9,049,000	$8,047,000

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
COWWW Software, Inc.
     On August 9, 2005, the Company acquired COWWW Software, Inc. (“COWWW”) a provider of web-based archiving, retrieval and document distribution solutions for the financial services industry for cash consideration of $8,000,000. In connection with the acquisition, the Company incurred approximately $47,000 of acquisition-related costs. The purchased technology related to this acquisition is being amortized over its useful life of five years. The other intangible asset, customer relationships, is being amortized over its useful life of twelve years. Purchase accounting for this acquisition is preliminary with respect to the identification and valuation of tangible and intangible assets, and is expected to be finalized during 2005.

Financial Data Solutions, Inc.
     On June 7, 2005, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Financial Data Solutions, Inc. (“FDSI”), a company which provides image and remittance item processing, and image statement and rendering services, for cash consideration of $9,000,000 and acquisition-related costs of approximately $49,000. Intangible assets, comprised of customer relationships, is being amortized over its useful life of 10 years. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangible assets, and is expected to be finalized during 2005.
S.O.S. Computer Systems, Inc.
     On April 6, 2005, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of S.O.S. Computer Systems, Inc. (“SO Systems”), a provider of core processing software and related services for credit unions, for cash consideration of $11,400,000 and acquisition related costs of approximately $145,000. The purchased technology related to this acquisition is being amortized over its useful life of five years. The other intangible assets, comprised of customer relationships and trade name are being amortized over their useful lives of 25 and 5 years, respectively. Purchase accounting for this acquisition is preliminary, primarily with respect to the identification and valuation of intangible assets, and is expected to be finalized during 2005.
U.S.-Based Services to Credit Unions Business of CGI-AMS Inc.
     On March 10, 2005, the Company acquired the U.S.-based services to credit unions business of CGI-AMS Inc. (“CU Technologies”) for cash consideration of $24,000,000. In connection with the acquisition, the Company incurred approximately $312,000 of acquisition-related costs. This acquisition increased the Company’s core data processing client base among credit unions and increased the recurring revenue component of revenues. The purchased technology related to this acquisition is being amortized over its useful life of five years. The other intangible asset, customer relationships, is being amortized over its useful life of sixteen years. Purchase accounting for this acquisition is preliminary with respect to the identification and valuation of tangible and intangible assets, and is expected to be finalized during 2005.
     The financial information in the table below summarizes the combined results of operations of the Company and CU Technologies on a pro forma basis, as though the companies had been combined as of the beginning of the periods being presented below. The pro forma information below excludes the combined results of operations of FDSI, SO Systems and COWWW, as such results are not material to the Company. This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Three Months Ended
	September 30,	Nine Months Ended September 30,
	2004	2005	2004
Pro forma revenues	$32,901	$137,216	$84,808
Pro forma net income	4,421	10,573	13,793
Pro forma net income per share – basic	$0.23	$0.55	$0.77
Pro forma net income per share – diluted	$0.21	$0.50	$0.69
4. Treasury Stock
     On April 26, 2005, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock on or before May 2, 2006. The Company repurchased 466,473 shares of its common stock for approximately $8.5 million during the three months ended June 30, 2005. No common stock was repurchased during the three months ended September 30, 2005. In October 2005, the Company repurchased 79,661 shares for approximately $1.5 million to complete its authorized repurchases.
5. Convertible Notes Payable
     In February 2005, the Company sold senior subordinated convertible notes due 2035 (the “Notes”) with an aggregate principal amount at maturity of $270 million to qualified institutional buyers pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 144A under the Act. The issue price of the Notes was $533.36 per $1,000 principal at maturity of Notes, which resulted in aggregate gross proceeds to the Company of approximately $144.1 million. The Notes are general unsecured obligations and junior to any of our existing and future senior indebtedness.

     The Notes are convertible into shares of common stock at an initial conversion rate of 18.3875 shares of common stock per $1,000 principal amount at maturity of Notes, which is equal to an initial conversion price, based on the issue price, of approximately $29.02 (subject to adjustment), only under the following circumstances: (1) if the reported last sale price of the Company’s common stock reaches 130% of the accreted conversion price ($37.73 at September 30, 2005), (2) if the Notes are called for redemption, (3) if specified corporate transactions or distributions to holders of the Company’s common stock occur, (4) if a change of control occurs or (5) during the 10 trading days prior to, but not on, the maturity date of the Notes. In lieu of delivering shares of common stock upon conversion of the Notes, the Company may elect to deliver cash or a combination of cash and shares of common stock. The Notes will bear cash interest at a rate of 2.75% per year on the issue price, payable semiannually in arrears on February 2 and August 2 of each year beginning August 2, 2005 until February 2, 2012. After that date, original issue discount will accrue on the Notes at a rate of 2.75% per year on a semi-annual bond equivalent basis. On the maturity date, a holder will receive $1,000 in cash per $1,000 principal amount at maturity of Notes. The Company has the right to redeem for cash all or a portion of the Notes at any time on or after February 2, 2012 at a price equal to the sum of the issue price and the accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any. Holders of the Notes will have the right to require the Company to repurchase some or all of the Notes in cash on February 2, 2012 for $533.56, on February 2, 2015 for $579.12, on February 2, 2020 for $663.86, on February 2, 2025 for $761.00 and on February 2, 2030 for $872.35, in each case, per $1,000 principal amount at maturity of Notes, and upon certain events constituting a change of control, subject to specified exceptions, at a price equal to the sum of the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any.
     The costs of approximately $5.0 million related to the issuance of the notes have been recorded as deferred financing costs within other assets in the accompanying financial statements. The deferred financing costs will be amortized to interest expense using the effective interest method through February 2012, or, if the notes become convertible, the remaining deferred costs will be amortized immediately on such date.
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
Acquisition of Bisys Group, Inc.’s Information Services Group
     On September 15, 2005 the Company reached a definitive agreement with The BISYS Group, Inc. (“BISYS”), a provider of outsourced solutions to investment firms, insurance companies and banks, to acquire BISYS’ Information Services Group (“Information Services Group”). The Company expects this acquisition will expand the Company’s product offerings, further increase the Company’s presence in the financial services marketplace and extend the Company’s client base to include the insurance, healthcare and other industries.
     Under the terms of the agreement, which is subject to the receipt by the Company of the proceeds of a committed bank financing, the receipt of certain third party consents and approvals, the receipt of audited financial statements for the Information Services Group and other closing conditions, the Company will purchase the outstanding common stock of the Information Services Group for a total cash consideration of approximately $470 million, subject to adjustment.
Filing of Internal Revenue Service Tax Forms on Behalf of Certain Customers
     In August 2005, the Company became aware that it had not timely filed certain federal tax forms on behalf of certain of its data processing customers with the Internal Revenue Service. Upon discovering this oversight, those filings were promptly made in August 2005. The Internal Revenue Code provides that penalties can be imposed upon the failure to make timely IRS filings on those parties ultimately responsible for the filings, which in this case would be the Company’s data processing clients. However, Treasury department regulations provide that a filer’s established history of timely complying with its filing obligations may, in certain instances, result in a waiver of any penalties. The potential range of penalties is $0 to approximately $2.5 million, but because the imposition of penalties is neither probable nor estimatable, no amounts have been accrued in the financial statements as of September 30, 2005.

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
Overview
     We are a provider of software and services that allow financial institutions to compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that perform a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. Our complementary products and services supplement our core software to provide our clients with fully-integrated business intelligence, customer relationship management, or CRM, check imaging, Internet banking and cash management, general ledger and profitability, loan origination, interactive voice solutions, check and item processing functions and web-based archiving, retrieval and document distribution solutions. Our software can be operated either by the financial institution itself, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. Substantially all of our historical revenue has been generated through the licensing of our core software and our complementary products and the provision of related services and maintenance to small and mid-size commercial banks and thrifts and credit unions of all sizes. With the acquisition of the Payment Solutions Group of Datawest Solutions Inc. in October 2004, we have added products targeted at institutions beyond the traditional definition of a financial institution, but which nonetheless participate in the processing of retail financial transactions in North America and internationally. These include independent sales organizations, large merchants and non-bank transaction processors.
     We derive revenues from two primary sources:
•	sales of licenses for our core software and complementary products, and

•	fees from installation, training, maintenance and support services, as well as fees generated from our outsourcing centers and the outsourcing centers hosted by our resellers.
     Our revenues have grown from approximately $14.1 million in 1999 to approximately $107.2 million in 2004. Our revenues for the three and nine months ended September 30, 2005 were $49.2 million and $134.0 million, respectively. This growth has resulted from internal expansion and strategic acquisitions, through which we have developed and acquired new products and services and expanded the number of clients using one or more of our products to approximately 4,400 as of September 30, 2005.
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
     We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, supporting the software and providing outsourcing services. Our software license agreements typically provide for five years of support services and maintenance. We perform data center and payment processing services through our six outsourcing centers and our check and item processing centers. Revenues from data center and payment processing services, and the check and item processing centers are derived from monthly and transaction based usage fees, typically under three to five-year service contracts with our clients. The significant increase in data center and payment processing services in 2005 versus 2004 is primarily the result of several acquisitions of data center service providers.
     We derive other revenues from hardware sales and client reimbursement of out-of-pocket costs. We have entered into agreements with several hardware manufacturers under which we sell computer hardware and related services. Client reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel.
     We expect that our revenues from installation, training, maintenance, support services, our data centers and the data centers hosted by our resellers will continue to expand as our base of clients expands. Our data center revenues are the largest of these revenue components, and we expect that these revenues, due to their recurring nature, will continue to be a significant portion of our total revenue as our client base grows.

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
     There were no material changes to the application of our critical accounting policies for the nine months ended September 30, 2005. We did, however, change our accounting policy for commission costs during the third quarter of 2005 to defer commission costs which relate to the deferred revenue in license agreements. All commissions had historically been expensed upon the initial recognition of software license revenue, even though a portion of the commissionable revenue was deferred. The cumulative effect of this change, net of taxes, as of July 1, 2005 was $138,000 and was recorded as a reduction of operating expenses in the quarter ended September 30, 2005. Management believes that this policy election more appropriately matches revenues and expenses and was not material to our operating results for the three or nine months ended September 30, 2005.
Acquisitions
     Since August 2001, we have expanded our product offerings and client base through the acquisition of thirteen businesses. Each of these acquisitions was accounted for as a purchase transaction. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of any purchased technology was determined based on management’s valuation analysis utilizing an income approach that takes into account future cash flows. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.
     On August 9, 2005, we acquired COWWW Software, Inc. (“COWWW”) for cash consideration of $8 million and acquisition-related costs of approximately $47,000. This acquisition increased our complementary product offerings to include web-based archiving, retrieval and document distribution solutions for the financial services industry.
     On June 7, 2005, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Financial Data Systems Inc. (“FDSI”), a company which provides image and remittance item processing, and image statement and rending services, for cash consideration of $9 million and acquisition-related costs of approximately $49,000. This acquisition increased our item processing customer base and increased the recurring revenue component of our revenues.
     On April 6, 2005, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of S.O.S Computer Systems Inc. (“SO Systems”), a provider of core processing software and related services for credit unions, for cash consideration of $11.4 million and acquisition related costs of approximately $145,000. This acquisition increased our in-house core data processing client base among credit unions and increased the maintenance, software and hardware components of our revenues.
     On March 10, 2005, we acquired the U.S.-based services to credit unions business of CGI-AMS Inc. (“CU Technologies”) for cash consideration of $24 million. In connection with the acquisition, we incurred approximately $312,000 of acquisition-related costs. This acquisition increased our core data processing client base among credit unions and increased the recurring revenue component of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
As a Percentage of Revenues:
Revenues:
Software license	24.5%	33.2%	23.4%	32.0%
Service, maintenance and hardware	75.5	66.8	76.6	68.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Software license	4.3	7.1	3.7	6.4
Service, maintenance and hardware	41.5	33.5	40.6	35.3

Total cost of revenues	45.8	40.6	44.3	41.7

Operating expenses:
Sales and marketing	11.9	13.3	12.4	14.1
Product development	10.2	11.4	10.6	10.4
General and administrative	19.5	19.3	19.7	19.3

Total operating expenses	41.6	44.0	42.7	43.8

Income from operations	12.6	15.4	13.1	14.5
Interest income (expense), net	0.1	1.3	—	1.2

Income before income taxes	12.7	16.7	13.1	15.7
Income tax provision	(4.9)	(0.9)	(5.2)	(0.8)

Net income	7.8	15.8	7.9	14.9

     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenues. We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from data center services and from hardware sales related to our check imaging and telephony businesses. Revenues increased 74% from $28.3 million for the three months ended September 30, 2004 to $49.2 million for the three months ended September 30, 2005. This increase was partially attributable to a $2.7 million increase in licensing revenue from our core products attributable to sales to new clients, including those clients of our acquired entities, and sales of additional products to existing clients. Of the $2.7 million increase in licensing revenues, $1.0 million related to revenue from those acquisitions completed subsequent to September 30, 2004, which were Datawest Solutions Inc., CU Technologies, SO Systems, FDSI and COWWW, plus the partial period effect from the acquisitions completed during the three months ended September 30, 2004, which were re:Member Data Services, Inc. and Omega Systems of North America LLC. The increase in revenues was also partially attributable to an increase of $1.8 million in our implementation and other professional services, $1.2 million of which was from acquired businesses. We also realized an increase of $3.5 million in our maintenance revenue, $2.5 million of which was from acquired businesses and the remainder of which is primarily from recent licensing of our core and complementary products, and an increase of $11.9 million in our outsourcing and payment processing revenues, $11.5 million of which was from acquired businesses. Hardware and other revenue increased by $1.0 million, of which $924,000 was from our acquired businesses. The increases in implementation, professional services and maintenance revenues was also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients.

     Cost of Revenues. Cost of revenues includes third party license fees and the direct expenses associated with providing our services such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 96% from $11.5 million for the three months ended September 30, 2004 to $22.5 million for the three months ended September 30, 2005. The increase in cost of revenues was due primarily to a $7.0 million increase in costs associated with the growth of our outsourcing and payment processing business, $6.8 of which is from the acquired businesses. There was also a $2.0 million increase in costs associated with implementation and other professional services, $1.0 million of which is from acquired businesses and the remainder is primarily related to increased personnel costs as a result of increased implementation activities. Maintenance costs increased $1.2 million, of which $931,000 is from the acquired businesses and costs associated with hardware and other revenues increased by $674,000, of which $501,000 is from the acquired businesses. Cost of revenues represented 40.6% of revenues for the three months ended September 30, 2004 as opposed to 45.8% of revenues for the three months ended September 30, 2005. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since September 30, 2004, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues increased primarily due to the increase in our service, maintenance and hardware revenues as a percentage of total revenues, which generally earn lower margins than software license revenue. We expect that service, maintenance and hardware revenues as a percentage of total revenue will continue to increase.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 55.8% from $3.8 million for the three months ended September 30, 2004 to $5.8 million for the three months ended September 30, 2005. This increase was partially due to $904,000 in sales and marketing expenses from the acquired businesses and higher sales commissions due to the increase in license revenues. Sales and marketing expenses represented 13.3% of revenues for the three months ended September 30, 2004 as opposed to 11.9% of revenues for the three months ended September 30, 2005. Sales and marketing expenses as a percentage of revenues decreased primarily because sales and marketing expenses did not increase proportionally to our revenue growth. For certain acquisitions, we acquired a wide client base, but did not continue to market the acquired company’s products, as our strategy has been to market our solutions to the clients of these acquired companies, resulting in lower marketing expenses compared to revenues. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.
     Product Development. Product development expenses include salaries paid to product development personnel, consulting fees and other related expenses. Product development expenses increased 56.1% from $3.2 million for the three months ended September 30, 2004 to $5.0 million for the three months ended September 30, 2005. This increase was due primarily to an increase in the internationalization and localization of our products of $262,000 and a $908,000 increase in product development expenses from the acquired businesses. Product development expenses as a percentage of revenues decreased primarily because product development expenses did not increase proportionally to our revenue growth. Product development expenses increased on an absolute basis primarily due to our investment in the internationalization or our products, the localization of our products in Canada, as well as other enhancements to our major product lines.
     General and Administrative. General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 75.4% from $5.5 million for the three months ended September 30, 2004 to $9.6 million for the three months ended September 30, 2005. The increase was due primarily to $2.7 million of expense from the acquired businesses, professional fees and other costs related to the requirements of being a public company, including personnel and related costs and the costs of compliance with the Sarbanes-Oxley Act of 2002, and investments in our infrastructure, including increases in depreciation expense from the development of new internal software systems. General and administrative expenses represented 19.3% of revenues for the three months ended September 30, 2004 as opposed to 19.5% of revenues for the three months ended September 30, 2005. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase as a result of those acquisitions.

     Interest Income and Other. Interest income and other, increased from $384,000 for the three months ended September 30, 2004 to $1.3 million for the three months ended September 30, 2005. The increase was primarily due to interest income from the investment of the proceeds from our convertible notes payable offering during the first quarter of 2005.
     Interest Expense. Interest expense increased from $21,000 for the three months ended September 30, 2004 to $1.2 million for the three months ended September 30, 2005. The increase was primarily due to interest expense related to our convertible notes payable offering during the first quarter of 2005.
     Income Tax Provision. Income tax provision increased from $255,000 for the three months ended September 30, 2004 to $2.4 million for the three months ended September 30, 2005. We reversed the valuation allowance on our deferred tax assets as of December 31, 2004 and beginning in the first quarter of 2005, we began recording a tax provision against our income at our estimated annual effective tax rate, which we currently estimate to be approximately 39%. Prior to December 31, 2004, we recorded a tax provision primarily related to state and alternative minimum taxes only. Going forward, we will continue to provide a tax provision based on an estimate of our annual effective tax rate.
     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenues. Revenues increased 88% from $71.1 million for the nine months ended September 30, 2004 to $134.0 million for the nine months ended September 30, 2005. This increase was partially attributable to an $8.6 million increase in licensing revenue from our core products attributable to sales to new clients and sales of additional products to existing clients, including those clients of our acquired entities. Of the $8.6 million increase in licensing revenues, $3.7 million related to revenue from those acquisitions completed subsequent to September 30, 2004, which were Datawest Solutions Inc., CU Technologies, SO Systems, FDSI and COWWW, plus the partial period effect from acquisitions completed during the nine months ended September 30, 2004 which were Maxxar Corporation, Eastpoint Technologies, LLC, re:Member Data Services, Inc and Omega Systems of North America LLC. The increase in revenues was also attributable to an increase of $6.4 million in our implementation and other professional services, $4.6 million of which was from acquired businesses. We also realized an increase of $11.4 million in our maintenance revenue, $8.4 million of which was from acquired businesses and the remainder of which is primarily from recent licensing of our core and complementary products , and an increase of $34.5 million in our outsourcing and payment processing revenues, $33.5 million of which was from acquired businesses. Additionally, revenues associated with hardware and other revenues increased by $2.1 million which was attributable to our acquired businesses. The increases in implementation, professional services and maintenance revenues were also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients.
     Cost of Revenues. Cost of revenues increased 99.7% from $29.7 million for the nine months ended September 30, 2004 to $59.3 million for the nine months ended September 30, 2005. The increase in cost of revenues was due primarily to a $18.8 million increase in costs associated with the growth of our outsourcing and payment processing business, $18.1 million of which is from the acquired businesses. There was also a $5.5 million increase in costs associated with implementation and other professional services, $3.5 million of which is from acquired businesses and the remainder is primarily related to increased personnel costs as a result of increased implementation activities. Maintenance costs increased $3.9 million, of which $2.9 million is from the acquired businesses, and the costs associated with hardware and other revenues increased by $1.1 million which was from the acquired businesses. Additionally, the costs associated with hardware and other revenues increased by $1.1 million which resulted from the acquired businesses. Cost of revenues represented 41.7% of revenues for the nine months ended September 30, 2004 as opposed to 44.3% of revenues for the nine months ended September 30, 2005. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since September 30, 2004, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues increased primarily due to the increase in our service, maintenance and hardware revenues as a percentage of total revenues, as these carry lower margins than software license revenue. We expect that service, maintenance and hardware revenues as a percentage of total revenue will continue to increase.
     Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased 65.7% from $10.1 million for the nine months ended September 30, 2004 to $16.7 million for the nine months ended September 30, 2005. This increase was due primarily to $2.3 million in sales and marketing expenses from the acquired businesses, increases in commissions from higher revenues and additional sales and marketing employees as a result of the acquired businesses. Sales and marketing expenses represented 14.1% of revenues for the nine months ended September 30, 2004 as opposed to 12.4% of revenues for the nine months ended September 30, 2005. Sales and marketing expenses as a percentage of revenues decreased because sales and marketing expenses did not increase proportionally to our revenue growth. For certain acquisitions, we acquired a wide client base but did not continue to market the acquired company’s product, resulting in lower sales and marketing expenses compared to revenues. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.

     Product Development. Product development expenses increased 90.8% from $7.4 million for the nine months ended September 30, 2004 to $14.1 million for the nine months ended September 30, 2005. This increase was due primarily to an increase in our investment in the internationalization and localization of our products of $1.0 million and a $3.3 million increase in product development expenses from the acquired businesses. Product development expenses represented 10.4% of revenues for the nine months ended September 30, 2004 as opposed to 10.6% of revenues for the nine months ended September 30, 2005. Product development expenses as a percentage of revenues increased primarily due to our investment in the internationalization of our products, the localization of our products in Canada, as well as other enhancements to our major product lines.
     General and Administrative. General and administrative expenses increased 92.6% from $13.7 million for the nine months ended September 30, 2004 to $26.4 million for the nine months ended September 30, 2005. The increase was due primarily to $8.7 million of expense from the acquired businesses, professional fees and other costs related to the requirements of being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002, and investments in our infrastructure, including increases in depreciation expense from the development of new internal software systems. General and administrative expenses represented 19.3% of revenues for the nine months ended September 30, 2004 as opposed to 19.7% of revenues for the nine months ended September 30, 2005. General and administrative expenses as a percentage of revenues increased primarily as a result of investments in our infrastructure and the amortization of certain acquired intangibles. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase as a result of those acquisitions.
     Interest Income and other. Interest income increased from $938,000 for the nine months ended September 30, 2004 to $3.3 million for the nine months ended September 30, 2005. This increase was primarily due to the investment of the proceeds from our convertible notes payable offering which occurred in the first quarter of 2005.
     Interest Expense. Interest expense increased from $53,000 for the nine months ended September 30, 2004 to $3.3 million for the nine months ended September 30, 2005. This increase was primarily due to interest expense related to our convertible notes payable offering which occurred in the first quarter of 2005.
     Income Tax Provision. Income tax provision increased from $567,000 for the nine months ended September 30, 2004 to $6.9 million for the nine months ended September 30, 2005. We reversed the valuation allowance on our deferred tax assets as of December 31, 2004 and beginning in the first quarter of 2005, we began recording a tax provision against our income at our estimated annual effective tax rate, which we currently estimate to be approximately 39%. Prior to December 31, 2004, we recorded a tax provision primarily related to state and alternative minimum taxes only. Going forward, we will continue to provide a tax provision based on an estimate of our annual effective tax rate.
Liquidity and Capital Resources
     At September 30, 2005 and December 31, 2004, we had cash and cash equivalents totaling $110.1 million and $49.4 million, respectively.
     The following table sets forth the elements of our cash flow statement for the following periods:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$21,431	$10,894
Net cash used in investing activities	(90,687)	3,809
Net cash provided by financing activities	129,781	36,399
     Cash from Operating Activities
     Cash provided by operations in the nine months ended September 30, 2005 was attributable to net income of $10.6 million, depreciation and amortization and other non-cash items of $15.5 million. These items were partially offset by an increase in working capital of $4.8 million, which was primarily due to an increase in accounts receivables, prepaid and other assets of $12.8 million partially offset by increases in deferred revenue, accounts payable and accrued expenses of $8.0 million. Cash provided by operations in the nine months ended September 30, 2004 was attributable to net income of $10.6 million, depreciation and amortization and other non-cash items of $4.5 million partially offset by an increase in working capital of $4.2 million.

     Cash from Investing Activities
     Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the nine months ended September 30, 2005 and 2004 were $6.7 million and $3.5 million, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements at our new lease facility. We currently have no other significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
     In the nine months ended September 30, 2005 and 2004, we purchased $142.1 million and $5.1 million, respectively, in marketable securities. In the nine months ended September 30, 2005 and 2004, we sold $108.0 million and $49.7 million, respectively, in marketable securities.
     Additionally, cash used in investing activities for the nine months ended September 30, 2005 included $24.3 million, $9.1 million, $8.5 million and $8.0 million used for the acquisitions of CU Technologies, SO Systems, FDSI and COWWW, respectively, net of cash received.
     Cash from Financing Activities
     During the nine months ended September 30, 2005, we received $2.8 million of proceeds from the exercise of stock options and purchase of common stock under our employee stock purchase plan. In addition, during the nine months ended September 30, 2005, we repaid $2.9 million of long-term debt from customers.
     In February 2005, we sold senior subordinated convertible notes due 2035 (the “Notes”) with an aggregate principal amount at maturity of $270 million to qualified institutional buyers pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 144A under the Act. The issue price of the Notes was $533.56 per $1,000 principal amount at maturity of Notes, which resulted in aggregate gross proceeds to us of approximately $144.1 million. The Notes are general unsecured obligations and are junior to any of our existing and future senior indebtedness. We incurred $5.0 million in issuance costs related to the issuance of the notes.
     In April 2005, our Board of Directors authorized the repurchase of up to $10 million of our common stock on or before May 2, 2006. We repurchased 466,473 shares of our common stock for approximately $8.5 million during the three months ended June 30, 2005. We did not repurchase any common stock during the three months ended September 30, 2005. In October 2005, we repurchased an additional 79,661 shares for approximately $1.5 million to complete our authorized repurchases.
     On September 15, 2005, we reached a definitive agreement with BISYS, a provider of outsourced solutions to investment firms, insurance companies and banks, to acquire BISYS’ Information Services Group. We expect this acquisition will expand our product offerings, further increase our presence in the financial services marketplace and extend our client base to include the insurance and corporate industries.
     Under the terms of the agreement, which is subject to the receipt by us of the proceeds of a committed bank financing, the receipt of certain third party consents and approvals, the receipt of audited financial statements for the Information Services Group and other closing conditions, we will purchase the outstanding common stock of the Information Services Group for a total cash consideration of approximately $470 million, subject to adjustment. The cash consideration will be provided from our current cash balance and the committed bank financing, which we expect to complete upon the closing of the acquisition.
     We anticipate that our current cash balance and cash flow from operations will be sufficient to meet our presently anticipated capital needs for the next twelve months, but may be insufficient to provide funds necessary for any future acquisitions we may make during that time. To the extent we require additional funds, whether for acquisitions or otherwise, we may seek additional equity or debt financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders. To the extent we obtain additional debt financing, our debt service obligations will increase and the relevant debt instruments may, among other things, impose additional restrictions on our operations, require us to comply with additional financial covenants or require us to pledge assets to secure our borrowings.
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
Contractual Obligations as of September 30, 2005

	Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years
Convertible notes payable	$144,061	$—	$—	$—	$144,061
Operating leases	33,457	4,567	13,361	11,516	4,013
Capital lease obligations	249	102	147	—	—

Total Contractual Obligations	$177,767	$4,669	$13,508	$11,516	$148,074

     This table excludes any consideration for the purchase of the BISYS’ Information Services Group as discussed under the heading “Liquidity and Capital Resources — Cash from Financing Activities” above.
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
     Although we were profitable for the year ended December 31, 2004, and the three and nine months ended September 30, 2005, we may not be profitable in future periods, either on a short or long-term basis. As of September 30, 2005, we had an accumulated deficit of approximately $11.2 million. There can be no assurance that operating losses will not recur in the future, that we will sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.
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
     We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of September 30, 2005, we had approximately $104.1 million of goodwill and $44.0 million of intangible assets. We periodically review these assets for impairment. If we determine that the carrying value of these assets are not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, in any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and other intangible assets.
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
     We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 24.5% of revenues for the nine months ended September 30, 2005, 30.7% of revenues for the year ended December 31, 2004, 33.5% of revenues for the year ended December 31, 2003 and 30.5% of revenues for the year ended December 31, 2002. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.
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
     We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, BISYS has accounted for a meaningful portion of our revenues over time. During the nine months ended September 30, 2005, BISYS represented approximately $12.7 million, or 9.5%, of our total revenues. During the fiscal year ended December 31, 2004, BISYS represented approximately $12.5 million, or 11.7%, of our total revenues
     On October 10, 2005, we entered into a Letter Agreement (the “Letter Agreement”) with BISYS, which amended our Software License Agreement with BISYS dated as of September 1, 2003. Pursuant to the Letter Agreement, the date by which BISYS is entitled to terminate the limited non-compete obligations for a particular region from was extended from October 10, 2005 to January 31, 2006, subject to certain conditions. As discussed under the heading “Liquidity and Capital Resources — Cash from Financing Activities,” we also entered into a definitive agreement with BISYS to acquire its Information Services Group.
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
     In August 2005, we became aware that we had not timely filed certain federal tax forms on behalf of some of our clients. Although we do not believe that this instance will result in penalties against us or indemnification obligations to our clients, we cannot be assured that similar instances will not occur in the future and that in the event that they do occur, that such future instances will not result in penalties or indemnification obligations.
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior subordinated convertible notes.
     We have a significant amount of indebtedness and expect to incur more in connection with our acquisition of BISYS’ Information Services Group. Our substantial indebtedness could have important consequences to our stockholders and note holders. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our notes or other indebtedness,

•	increase our vulnerability to general adverse economic and industry conditions,

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, product development efforts and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	place us at a disadvantage compared to our competitors that have less debt, and

•	limit our ability to borrow additional funds.

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
     Federal, state or foreign authorities could also adopt laws, rules or regulations relating to the financial services industry and the protection of consumer personal information belonging to financial institutions that affect our business, such as requiring us or our clients to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted or modified with respect to the Internet, covering issues such as end-user privacy, pricing, content, characteristics, taxation and quality of services and products. Adoption of these laws, rules or regulations could render our business or operations more costly and burdensome or less efficient and could require us to modify our current or future products or services.
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
     Since August 2001, we have acquired thirteen businesses. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:
•	the difficulty of integrating the operations and personnel of the acquired companies,
•	the maintenance of acceptable standards, controls, procedures and policies,
•	the potential disruption of our ongoing business and distraction of management,
•	the impairment of relationships with employees and clients as a result of any integration of new management and other personnel,
•	the inability to maintain relationships with clients of the acquired business,
•	the difficulty of incorporating acquired technology and rights into our products and services,
•	the failure to achieve the expected benefits of the combination or acquisition,
•	expenses related to the acquisition,
•	the incurrence of additional debt related to the acquisition,
•	potential unknown liabilities associated with acquired businesses,
•	unanticipated expenses related to acquired technology and its integration into existing technology, and
•	differing regulatory and industry standards, certification requirements and product functional requirements.
     If we are not successful in completing acquisitions, including our pending acquisition of BISYS’ Information Services Group (which would be our largest acquisition to date) or any other acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution. Any future acquisitions may not generate additional revenue for us.

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
     Our ability to make payments on and to refinance our indebtedness, including our notes and the additional debt we expect to incur in connection with our acquisition of BISYS’ Information Services Group (the “BISYS Acquisition Financing”), and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes and the BISYS Acquisition Financing, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes and the BISYS Acquisition Financing, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and the BISYS Acquisition Financing, on commercially reasonable terms or at all.

If we fail to effectively manage our growth, our financial results could be adversely affected.
     We have expanded our operations rapidly in recent years. For example, our aggregate annual revenues increased from approximately $14.1 million in 1999 to approximately $107.2 million in 2004. As of September 30, 2005, we had 1,105 employees, up from 577 as of December 31, 2003. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations and financial results could be adversely affected.
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
     In addition, as of September 30, 2005, we had options to purchase a total of 3,725,910 shares of our common stock outstanding under our stock incentive plans, of which 1,614,792 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.
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
Item 4. Controls and Procedures
   Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
   Changes in Internal Controls over Financial Reporting
     We began using a new enterprise accounting system in the first quarter of fiscal 2005. The implementation of the new accounting system required us to modify and add certain internal controls and processes. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our Board of Directors approved the repurchase of $10,000,000 of our common stock pursuant to a repurchase program that we publicly announced on April 27, 2005 (the “Program”). The Program expires May 2, 2006 unless terminated earlier by resolution of our Board of Directors. No repurchases were made by us during the three months ended September 30, 2005. As of September 30, 2005, $1,533,450 remained available to repurchase shares under the Program. During October 2005, we repurchased 79,661 shares and completed the purchase of shares authorized under the Program.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEN SOLUTIONS INC.

/s/ Louis Hernandez, Jr.
Dated: November 9, 2005	Louis Hernandez, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Carl D. Blandino

Dated: November 9, 2005	Carl D. Blandino
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of September 15, 2005, by and among Open Solutions Inc., Husky Acquisition Corporation, The BISYS Group, Inc. and BISYS Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 15, 2005)

10.1	Letter Agreement, dated October 10, 2005, between Open Solutions Inc. and BISYS, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 10, 2005)

31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carl D. Blandino, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.