Form 10-K
period 2005-12-31
OPEN SOLUTIONS INC
filed 2006-03-15
CIK 873538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2005: $382,515,945.

As of March 8, 2006, 20,118,126 shares of common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K
Document Description	Part

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2006	III

INDEX

		Page

Special Note Regarding Forward-Looking Statements		1

PART I
Item 1.	Business	2
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	49
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50

PART III
Item 10.	Directors and Executive Officers of the Registrant	51
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management	51
Item 13.	Certain Relationships and Related Transactions	51
Item 14.	Principal Accounting Fees and Services	51

PART IV
Item 15.	Exhibits and Financial Statement Schedules	51
Signatures		53
Index to Consolidated Financial Statements		54
EX-10.4 2003 EMPLOYEE STOCK PURCHASE PLAN, AS AMENDED
Ex-10.10 FORM OF RESTRICTED STOCK UNIT AGREEMENT FOR 2003 STOCK INCENTIVE PLAN
EX-10.11 FORM OF RESTRICTED STOCK AGREEMENT FOR 2000 AND 2003
EX-10.13 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT - LOUIS HERNANDEZ, JR.
EX-10.15 FORM OF DIRECTOR AND OFFICER INDEMNITY AGREEMENT
EX-10.19 LETTER AGREEMENT JANUARY 26, 2006
EX-10.20 LETTER AGREEMENT FEBRUARY 23, 2006
EX-10.22 FIFTH AMENDMENT TO LEASE AGREEMENT
EX-10.25 AMENDMENT NO. 2 TO LEASE
EX-10.31 CHANGE IN CONTROL PROTECTION PLAN FOR EXECUTIVE DIRECTORS
EX-10.32 CHANGE IN CONTROL PROTECTION PLAN FOR NON-EMPLOYEE DIRECTORS
EX-10.33 COMPENSATORY ARRANGEMENTS WITH EXECUTIVE DIRECTORS
EX-10.34 COMPENSATORY ARRANGEMENTS WITH NON-EMPLOYEE DIRECTORS
EX-21.1 LIST OF SUBSIDIARIES OF OPEN SOLUTIONS INC.
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF THE C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF THE C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF THE C.F.O.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements under the heading Item 1A. Risk Factors that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

Open Solutions Inc. is a provider of software and services that allow financial institutions to compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. Our core software and our complementary products access and update real-time data stored in a services relational database, which is designed to deliver strategic benefits to financial institutions. Our software can be operated either by the financial institution internally, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. Our aggregate revenues increased from approximately $63.9 million in 2003 to approximately $107.2 million in 2004, and were approximately $193.8 million for the year ended December 31, 2005.

Our complementary products can be licensed to financial institutions separately or as part of our fully-integrated suite. When combined with our core software, these complementary products provide financial institutions with a suite of applications that operate efficiently and take advantage of the architecture of our core solution, limiting the need for software customization or middleware, which is software that allows two applications to interface. Our complementary products, which are fully integrated with our core, include business intelligence, customer relationship management, or CRM, check imaging, interactive voice response, Internet banking and cash management, general ledger and profitability, loan origination and Check 21 and item processing functions, web hosting and design services, network service, payment solutions, web-based archiving, retrieval and document distribution solutions. We use an open and flexible software architecture to maximize a client’s flexibility with respect to different hardware configurations and third-party software applications that are commonly used by financial institutions, allowing our clients to select our complete suite or third-party products without incurring substantial additional implementation costs. Based on a design that is customer-centric, our software leverages an institution’s customer information through data mining (sorting through data to identify patterns and establish relationships) and collaborative filtering (the creation of recommendations for a customer based on data gathered on similar customers’ actions and preferences) and allows an institution to provide its customers with better service, improve customer retention and identify and pursue potential cross-selling opportunities.

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

With the acquisition of the Payment Solutions Group of Datawest Solutions Inc. in October 2004, now called Open Solutions Canada, we have added products targeted at institutions beyond the traditional definition of a financial institution, but which nonetheless participate in the processing of retail financial transactions in North America and internationally. These include independent sales organizations, large merchants and non-bank transaction processors. The products sold by the Payments Solutions Group of Datawest allow these institutions to drive and manage their own network of ATM and point of sale terminals, as well as connect to national and international transaction processing networks.

On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS, Inc. (“BISYS”) for a total cash consideration of approximately $470.0 million subject to adjustment. This acquisition will expand our product offerings, further increasing our presence in the financial services marketplace and extending our client base to include the insurance, healthcare and other industries. In connection with our acquisition of the Information Services Group of BISYS we incurred $350.0 million in bank financing. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments, Liquidity and Capital Resources — Cash from Financing Activities and Note 17 to our consolidated financial statements for further discussion.)

Open Solutions Inc. is headquartered in Glastonbury, Connecticut, and has other facilities in Connecticut, New York, Michigan, Georgia, Indiana, New Hampshire, California, Utah, Illinois, Alabama, Texas, Ohio, Massachusetts and Ontario and British Columbia, Canada and New Delhi, India. We were founded in 1992 and are incorporated in Delaware. We operate and manage our business as one reportable segment, the development and marketing of computer software and related services and operate primarily in two geographic areas, the United States and Canada. As of March 3, 2006, we had approximately 1,700 employees. Our common stock is quoted on the Nasdaq National Market under the symbol “OPEN”.

We are subject to the informational requirements of the Exchange Act and will file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements and other information, as well as the registration statement and the exhibits and schedules thereto, may be inspected, without charge, at the public reference room maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material may also be obtained from the public reference room of the SEC at prescribed rates. You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. Such materials can also be inspected on the SEC’s website at www.sec.gov.

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

Industry Background

Financial institutions have historically invested a significant amount of money in information technology systems. Technology research firm IDC estimates that banks, thrifts and credit unions in the United States spent approximately $42 billion on information technology during 2004 and expects spending to grow to over $52 billion by 2007. According to Thomson Financial Inc., a leading provider of industry information, there are approximately 18,200 commercial banks, thrifts and credit unions in the United States, approximately 18,260 of which have an asset base of under $20 billion.

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

The key attributes of our solution are its:

Full Integration at the Core Level

•	Fully-Integrated Information Technology. Our core software supports all of a financial institution’s principal data processing requirements using a single relational database designed as an integral component of the system architecture. Our fully-integrated software suite allows our clients to replace their highly proprietary, inflexible and costly legacy systems, which generally contain many disparate software applications, multiple databases and cumbersome and expensive middleware, with one integrated software application based on a single database architecture.

Open Architecture

•	Compatibility With Varied Non-Proprietary Hardware. Because our core system was designed with an open architecture, our clients can run our software on desktop and server hardware supplied by a wide array of vendors, including Hewlett-Packard Company, IBM Corp., Dell Computer Corporation, Sun Microsystems, Inc. and Unisys Corporation. In contrast, legacy systems often require the financial institution to purchase vendor-specific hardware, a vendor’s core software product and vendor-specific complementary products, each of which must be customized to interface with a decades-old legacy system, imposing significant cost burdens, both in cash outlay and manpower.

•	Software Compatibility. The flexibility and scalability of our core applications permit our clients to incorporate complementary software applications, whether designed by us or by a third party, in a cost-effective manner. Our complementary products, which may be used with either our core software or a third-party system, include profitability, web-based imaging, loan origination, cash management, collections, interactive voice solutions and check and item processing modules that may be purchased as part of a fully-integrated software suite or individually. In addition, our open architecture allows a client to activate a particular software module as its functionality is desired, which provides our clients with the ability to react to their customers’ needs efficiently.

•	Scalability. Although most of our current clients have an asset base under $20 billion, our open architecture is designed to accommodate the needs of larger financial institutions, and to provide our clients the ability to continue to use our solution as they grow. In the past, we performed a three-week performance test and benchmark of our core software, the results of which demonstrated that our solution can meet the processing requirements of an institution with $40 billion in assets and four million accounts. The scalability of our architecture enables us to manage unexpected increases in clients’ processing volumes as well as support the growth of our clients’ businesses.

Flexibility

•	Client Delivery of New Products and Services. Our software allows our clients to offer new products and services to their customers without reconfiguring their information technology infrastructure. In contrast, modifications required by legacy systems in order to accommodate new financial products can be costly and time-consuming and may require the purchase and maintenance of additional middleware. In addition, our clients can change the way in which they serve their customers — such as converting from a thrift to a commercial bank — without replacing or making major modifications to our software.

•	Direct License or Outsourced Distribution. We can provide our core software to our clients by licensing it directly for use on-site, through our own outsourcing centers or through reseller outsourcing centers. We also provide certain complementary applications at our outsourcing centers, including our business intelligence, cash management, ATM, Internet banking, web-based imaging, collections, interactive voice solutions and check and item processing tools. Our flexibility in distribution method allows our clients to use our core software and other complementary applications in the most cost-effective method to meet their specific operational and competitive requirements.

Customer-Centric Architecture

•	Real-time Customer Information in a Single View. Our core software uses a relational database organized around individual customers, which allows a financial institution to update and view customer information on a real-time basis instead of relying on periodic batch processing. Our clients can provide their customers with real-time information concerning their accounts, as well as create accurate and current management reports. Our software is designed to eliminate potential errors arising from the maintenance of multiple databases and to accommodate high volumes of customer data.

•	Better Relationship Management. Our relationship management software provides a set of business intelligence tools that is fully integrated with and acts as a natural extension of our core software. This allows our clients to eliminate the multiple databases required when layering traditional business intelligence tools onto a legacy core system. Because our suite exploits the strength of our core system that is based on a single, relational database designed around individual customers, a financial institution may easily collect and analyze that data to generate timely and responsive initiatives (such as promotional offers) and deliver those initiatives immediately to the customer as the customer interacts with the financial institution.

Efficiency

•	Cost Savings. We believe that our software reduces the overall cost of a financial institution’s information technology and allows our clients to meet their strategic goals more efficiently. The hardware required by a legacy system is expensive to obtain and costly to keep to current specifications while the pool of expertise with older systems is constantly shrinking. In contrast, our core system can run on hardware provided by many different vendors. Because our core software is fully integrated with our complementary products and supports third-party products, development and implementation costs for an institution’s information systems based on our software are lower than those for an institution which must modify its core software and obtain costly proprietary products for each new function. Our open architecture and flexibility allow our clients to modify their information systems requirements quickly and easily, without incurring the significant costs associated with supporting several disparate software applications. Our single relational database allows our clients to organize their data around individual customers, use our business intelligence tools to analyze and manage that data in the most efficient manner and launch new products and services desired by their customers in a cost-effective manner. In addition, because our software is based on widely adopted technologies, a financial institution using it requires less specialized expertise, which allows the institution to achieve greater operational efficiencies.

Business Strategy

Our objective is to be the leading supplier of software and services to our targeted market. Our strategy for achieving this objective is to:

•	Expand Share of Our Historical Market. We believe that our software is particularly well suited for financial institutions which have an asset base of under $20 billion. These financial institutions, which have historically constituted our target market, typically can neither afford, nor do they require, extensive customization in connection with the implementation of a core system. As a result, we believe that these financial institutions are willing to evaluate, and are well positioned to benefit from, our flexible, cost-effective technology. We intend to continue to pursue this market by marketing and selling our core software to new clients seeking to convert from a legacy system.

•	Expand Our Sources of Recurring Revenue. We generate recurring revenue through outsourcing and maintenance services and minimum license payments from our reseller partners. We currently host applications for approximately 815 financial institutions in our outsourcing centers and intend to continue to enhance this service, which we believe is an attractive solution for many of our targeted clients. Our outsourcing centers serve clients using our core software and clients using one or more of our Internet banking, ATM, cView, check imaging, cash management, collections, automated clearing house, or ACH, payment processing and check and item processing products.

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

•	Expand Our Client Base by Licensing Our Core Software through Reseller Partners. Approximately 210 financial institutions use our core software application at two reseller outsourcing centers, one operated by BISYS, a major national outsourcing center, and the other operated by Connecticut On-Line Computer Center, Inc., or COCC, a major regional outsourcing center. A number of financial institutions outsource their core processing systems to third-party outsourcing centers such as these, which typically choose one or more significant core software products to provide their services. We also plan to work with resellers as we expand internationally, and have established reseller partnerships based in Canada, China and India. We plan to work with our existing resellers to add new clients, and to supplement these resellers with new relationships. In December 2005, we entered into a ten year agreement with Celero Solutions (“Celero”), a joint venture between five Canadian prairie cooperative organizations that serves more than 150 credit unions in Canada, to use our core software applications in its outsourcing centers.

•	Provide Additional Products and Services to Our Installed Client Base. We intend to continue to leverage our installed client base by expanding the range of complementary products and services available to our current clients, through both the internal development of new products and services and through acquisitions. In addition, each client has an account manager who recommends complementary products suitable for the client’s business and works with our sales group to generate sales. We also intend to continue selling our complementary products to financial institutions that use core systems sold by third parties.

•	Maintain Technological Leadership. We believe that the uniqueness of the open, flexible architecture of our system provides us with competitive advantages over companies offering other core processing systems. For example, our core software suite can satisfy the technological requirements of a commercial bank, thrift or credit union without modification or customization. The same core software suite can be used by clients outside the United States. Our open architecture enables us to utilize leading, non-proprietary software and hardware to provide comprehensive functionality. We intend to extend our technological leadership by continuing to add new applications, integrate new technologies and expand the functionality of our system.

•	Extend Target Markets. Our primary market currently consists of small to mid-size commercial banks and thrifts and all credit unions, located in the United States and Canada. We believe that our core software has benefits beyond this market, and can scale to meet the operating requirements of any financial institution. We continue to explore additional ways to extend our target markets, including by selling our products and services to larger financial institutions and financial institutions outside North America. We also plan to market and sell our products and services to clients in the payroll services, insurance and brokerage industries.

•	Pursue Strategic Acquisitions. To complement and accelerate our internal growth, we continue to explore acquisitions of businesses and products that will complement our existing products and services as well as expand our client base. Since 2000, we have completed the following acquisitions:

Date	Acquired Business	Products and Services

June 2000	Global Payment Systems LLC	Web-based cash management system
August 2001	Sound Software Development, Inc.	Loan and mortgage origination product
December 2001	Imagic Corporation	Check imaging product
March and October 2002	Certain business operations of HNC Financial Solutions, Inc. and HNC Software, Inc.	General ledger, profitability and other financial products
July 2003	Liberty FiTech Systems, Inc.	Core processing software for credit unions
February 2004	Maxxar Corporation	Interactive voice response, contact center management and voice over IP
June 2004	Eastpoint Technologies, LLC	Core processing software for banks
July 2004	re:Member Data Services, Inc.	Core processing software for credit unions
July 2004	Omega Systems of North America LLC	Remittance processing software
October 2004	Datawest Solutions Inc.	Core processing software for credit unions and software for payment processing in Canada and internationally
March 2005	U.S. Based Services to Credit Unions Business of CGI-AMS Inc.	Core processing software for credit unions
April 2005	S.O.S. Computer Systems, Inc.	Core processing software for credit unions
June 2005	Financial Data Solutions, Inc.	Image and remittance item processing and image statement and rendering services
August 2005	COWWW Software, Inc.	Web-based archival, retrieval, and document distribution services
March 2006	Information Services Group of BISYS	Core processing software for banks and other financial institutions and document imaging services

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

During 2005, in connection with our acquisition of S.O.S. Computer Systems, Inc., we introduced our relationship-base core data processing technology, The Complete Credit Union Solution — standard market edition (“TCCUS-sme”). This is an out of the box implementation with the credit union generalist in mind. TCCUS-sme, also known as The Standard Market Edition, is an open relational core system designed to be a full-featured, robust, easily implemented and competitively priced solution intended for a broad user base of “Generalists.”

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

Interaction Management Center.  Interaction Management Center (IMC) is a relationship management complement to our suite of real-time, enabling technologies. IMC is a browser-based application that provides call center and platform representatives with centralized access from multiple CRM and transactional systems in a consolidated environment.

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

Check Imaging.  This software application enables our clients to create and store digital check images for inclusion in monthly statements and to facilitate their customer support services. This product suite includes item/ image capture, document imaging/computer output to laser disc, or COLD, signature verification, electronic statements, full-service check and item processing and managed services. This product is designed to comply with federal legislation known as The Check Clearing For The 21st Century Act, commonly known as Check 21, and to be compatible with the Federal Reserve’s FedImage Platform. These features are important because when financial institutions exchange checks electronically rather than physically as the legislation will require, they will seek Check 21 compliant solutions. The product is also designed to be web-enabled, to eliminate a large portion of entry keying, and together with remote branch capture, to assist our clients in centralizing electronic image storage. Our clients can choose to purchase these products on an in-house, serviced or managed services basis.

Remittance Systems.  Our remittance systems provide the solution for businesses and financial institutions that need to eliminate the inefficiencies of manual payments processing through an automated solution. With a combination of proprietary software tools and third-party check transport equipment, our remittance systems does away with redundant processing steps; automatically captures and archives images of payments and their related coupons; provides for retrieval for research purposes; and can reduce overhead and operating time.

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

POSH (Payment Origination Service Handler).  POSH provides customers with the functionality needed for driving ATMs and point of sale terminals, or equivalent devices, at financial institution or retail sites for credit and debit transactions. POSH also provides the capability to operate and manage the customer relationships with merchants and partners in the POS marketplace as well as manage the financial reconciliation and settlement of transaction value and fees. The functionality includes:

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

Outsourcing Services

We have the capability to host a client’s data processing functions at our outsourcing centers, giving the client the benefit of our products and services without having to maintain personnel to develop, update and run these systems and without having to make large initial expenditures. Our outsourcing centers currently host applications for 815 financial institutions, including clients who use our core software and clients who use one or more of our Internet banking, ATM, cView, check imaging, cash management, collections, web hosting and design services, payment solutions, networking services, ACH processing, payments processing, Check 21 and item processing products. Our payments processing services operate over 18,000 terminal devices for over 180 Independent Sales Organizations.

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

Clients

We serve financial institutions of all sizes, however, the majority of our clients are commercial banks and thrifts with under $20 billion of assets and credit unions of all sizes. The majority of our clients are located in the United States and Canada, although we also have clients in several other foreign countries. As of December 31,

2005, approximately 4,500 financial institutions were using one or more of our products. No client accounted for more than 10% of total revenues for the fiscal years ended December 31, 2005 and 2003. One customer, BISYS, accounted for 11.7% of total revenues for the fiscal year ended December 31, 2004. On March 3, 2006 we acquired the Information Services Group of BISYS and in conjunction therewith our reseller agreement with BISYS was terminated. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments, Liquidity and Capital Resources — Cash from Financing Activities and Note 17 to our consolidated financial statements for further discussion.)

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

Direct Sales

We market our products primarily through a direct sales force which is split between our sales personnel who sell our core software and those who sell our complementary products. As of March 1, 2006, our direct sales force was comprised of 68 salespersons, 43 of which were selling our core software, 23 of which were selling our complementary products and 2 of which were selling our payments products. In addition, our sales group is complemented by application specialists, all of whom have extensive experience in banking technology and provide pre-sales support to potential clients on product information and deployment capabilities. Each client is also assigned an account manager who is that client’s primary contact at Open Solutions, recommends complementary products suitable for that client’s business and works with our sales group to generate sales. Our sales group for core software is focused in two distinct areas; the banking industry and the credit union industry. We believe that this distinction facilitates the ongoing effort to design, develop and build better technology products aimed at the specific needs of the banking and credit union industries.

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

Historically, a significant portion of financial institutions have chosen to satisfy their information technology needs through third-party outsourcing centers. In addition to our own technology outsourcing centers, we have entered into software license and marketing agreements with BISYS, COCC and Celero. Under our agreements with these strategic marketing partners, we receive license fees based on the asset size of the financial institution using our applications.

On March 3, 2006 we acquired BISYS’s Information Services Group for $470.0 million (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments, Liquidity and Capital Resources — Cash from Financing Activities and Note 17 to our consolidated financial statements for further discussion).

Prior to our purchase of the BISYS’s Information Services Group, BISYS had the right to provide outsourcing services using our The Complete Banking Solution software to banks in the United States. Under the amended agreement, BISYS had also agreed to pay us minimum license fees and achieve minimum sales requirements, as well as pay us annual maintenance fees for each of their clients that uses one or more of our products or services. In exchange, we had agreed not to compete with BISYS for the provision of outsourcing services to banks in the United States through June 2006 and thereafter (so long as BISYS continued to pay us the required minimum fees and meet the required minimum sales). Our reseller agreement with BISYS terminated on March 3, 2006 in connection with our purchase of BISYS’s Information Services Group.

Our agreement with COCC provides it with the right to provide services using our The Complete Banking Solution software to banks in ten states, primarily in the northeastern and mid-Atlantic United States. In February

2004, we entered into an expanded agreement with COCC, which provides for the license and resale of our e-Commerce Banker suite of electronic banking and cash management products operated from their data center. This agreement was amended in December 2004 and granted COCC the right to additional TCBS modules and ancillary products. The amended agreement has a term of ten years, with an option to renew for another five years at COCC’s option. In addition, COCC will pay us non-refundable minimum license fees related to the achievement of certain minimum sales requirements for both unit sales and license fees and license and maintenance fees for any sales above the minimums.

Our agreement with Celero provides Celero a 10-year licensing rights, reseller and maintenance agreement with us for the Canadian version of The Complete Credit Union Solution which grants Celero license to market and use The Complete Credit Union Solution to provide outsourcing services to its credit union clients in the Canadian provinces of Alberta, Manitoba and Saskatchewan. Celero has the right to provide data center services to credit unions in the previously mentioned territories, up to an aggregate member base of 940,000 which may be increased if Celero exceeds the initial member base. Under the agreement, the license fees for these 940,000 members will be paid quarterly over a three-year period. An initial license fee of CAN$3.5 million was paid upon execution of the agreement in December 2005.

During the fiscal year ended December 31, 2005, BISYS represented approximately $18.0 million, or 9.3%, of our total revenues, COCC represented approximately $2.5, or 1.3%, of our total revenues, and Celero represented approximately $2.7 million, or 1.4%, of our total revenues. During the fiscal year ended December 31, 2004, BISYS represented approximately $12.5 million, or 11.7%, of our total revenues, and COCC represented approximately $2.0 million, or 1.9%, of our total revenues. During the fiscal year ended December 31, 2003, BISYS represented approximately $5.8 million, or 9.1%, of our total revenues, and COCC represented approximately $1.5 million, or 2.4%, of our total revenues.

Marketing

Our marketing program includes:

•	direct mail,

•	telemarketing,

•	hosting an annual client conference,

•	advertising in banking and credit union trade journals and periodicals,

•	publishing articles and editorials,

•	speaking engagements, and

•	participating in seminars and trade shows.

•	news letters

•	on-line marketing

Product Development

We plan to continue to invest significant resources to maintain and enhance our current product and service offerings, and we are continually developing new products that complement these offerings. For the years ended December 31, 2005, 2004, and 2003, product development expenses were $19.6 million, $11.0 million and $6.9 million, respectively. We have historically released two upgrades of existing products each year, and, since the beginning of fiscal year 2002, we have introduced a collections system, a safe deposit box system, a web-based business intelligence suite, a web-based imaging system and tools to facilitate the building and processing of interfaces between disparate systems, as well as several smaller modules. The collections system and safe deposit box system were market-driven additions to our core software suite. The business intelligence, web-based imaging systems and the interface tools were designed to exploit the uniqueness of our core architecture, but as with all of our complementary products, they work with other core solutions. We have several new products under development and plan to sell them to both our existing client base and new clients. Our clients also regularly advise us of new products and functionalities that they desire, which we take into account with respect to planning our research and development operations. As of March 1, 2006, we employed a staff of 248 development employees.

Competition

The financial services software market is intensely competitive and subject to technological change. Competitors vary in size and in the scope and breadth of products and services offered. We encounter competition in the United States from a number of companies including Fiserv, Inc., Jack Henry & Associates, Inc., Fidelity National Information Services and John H. Harland Company. We also compete against a number of smaller, regional competitors, as well as vendors of products that compete with one or more of our complementary products. Many of our current competitors have longer operating histories, larger client bases and greater financial resources than we do. In general, we compete on the basis of product architecture and functionality, service and support, including the range and quality of technical support, installation and training services, and product pricing in relation to performance and support.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and United States and International copyright laws, which afford only limited protection. Our license agreements contain provisions which limit the number of users, state that title remains with Open Solutions and protect confidentiality. We presently have no patents or patent applications pending.

Open Solutions Inc., The Complete Banking Solution, The Complete Credit Union Solution, Bank-on-it and We Move Money are registered trademarks, and eCommerce Banker and eCommerce Mart are trademarks of ours, among others. Open Solutions Inc. is also a service mark of ours. All other trade names and trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

Employees

As of March 3, 2006, we had a total of 1,700 employees. Approximately 33 employees in Canada are unionized and subject to a collective bargaining agreement which expired on February 28, 2003. We are currently negotiating a new collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.

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

Item 1A.	Risk Factors

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

We can host a financial institution’s data processing functions at our outsourcing centers. Our outsourcing centers currently serve clients using our core software and our Internet banking, ATM, cView, cash management, collections, automated clearing house, or ACH, processing, and check and item processing, telephony products and payment processing. In the future we plan to offer all of our products in our outsourcing centers and continue to market our outsourcing services aggressively.

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

Although we were profitable for the year ended December 31, 2004, and the three and twelve months ended December 31, 2005, we may not be profitable in future periods, either on a short or long-term basis. As of December 31, 2005, we had an accumulated deficit of approximately $3.3 million. There can be no assurance that operating losses will not recur in the future, that we will sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.

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

We also expect that competition will increase as a result of software industry consolidation, including particularly the acquisition of any of our competitors or any of the retail banking system providers by one of the larger service providers to the banking industry. We encounter competition in the United States from a number of sources, including Fiserv, Inc., Jack Henry & Associates, Inc., Fidelity National Information Services and John H. Harland Company, all of which offer core processing systems or outsourcing alternatives to banks, thrifts and credit unions. Some of our current, and many of our potential, competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, engineering, technical, marketing and other resources than we do. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in client demands or to devote greater resources to the development, promotion and sale of their products than we can.

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

We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of December 31, 2005, we had approximately $94.1 million of goodwill, $7.4 million of capitalized software costs and $39.4 million of other intangible assets. We periodically review these assets for impairment. If we determine that the carrying value of these assets are not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and other intangible assets.

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

We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 26.6% of revenues for the twelve months ended December 31, 2005, 30.8% of revenues for the year ended December 31, 2004, 33.5% of revenues for the year ended December 31, 2003 and 30.3% of revenues for the year ended December 31, 2002. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior subordinated convertible notes and our bank financing.

We have a significant amount of indebtedness, including approximately $144.1 million in senior subordinated notes and approximately $350.0 million in bank financing. In connection with our bank financing, we are required to maintain sufficient leverage and fixed charge ratios. Our substantial indebtedness could have important consequences to our stockholders and note holders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our notes, our bank financing or other indebtedness,

•	increase our vulnerability to general adverse economic and industry conditions,

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, product development efforts and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	place us at a disadvantage compared to our competitors that have less debt, and

•	limit our ability to borrow additional funds.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our notes, our bank financing or any indebtedness that we may incur in the future, we would be in default, which would permit the holders of the notes, our lenders and the holders of such other indebtedness to accelerate the maturity of the notes, our bank financing or such other indebtedness, as the case may be, and could cause defaults under the notes, our bank financing and such other indebtedness. Any default under the notes, our bank financing or any indebtedness that we may incur in the future could have a material adverse effect on our business, operating results, liquidity and financial condition.

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

Since January 1, 2001, we have acquired fourteen businesses. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:

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

On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS, our largest acquisition to date. We expect that the integration of this acquisition will require significant management time and resources and may pose unexpected challenges. Any failure by us to successfully integrate this acquisition would have a material adverse effect on our results of operations and financial condition.

We receive a portion of our revenues from relationships with strategic marketing partners, and if we lose one or more of these marketing partners or fail to add new ones it could have a negative impact on our business.

We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, BISYS has accounted for a meaningful portion of our revenues over time. During the twelve months ended December 31, 2005, BISYS represented approximately $18.0 million, or 9.3%, of our total revenues. During the fiscal year ended December 31, 2004, BISYS represented approximately $12.5 million, or 11.7%, of our total revenues. As discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” we acquired BISYS’s Information Services Group for $470.0 million on March 3, 2006.

In December 2005, we signed an agreement with Celero. The agreement provides Celero with 10-year licensing, reseller and maintenance rights for the Canadian version of The Complete Credit Union Solution, this agreement grants Celero license to market and use The Complete Credit Union Solution and the right to provide outsourcing services to credit union clients in the Canadian provinces of Alberta, Manitoba and Saskatchewan. Celero has the right to provide data center services to credit unions in the previously mentioned territories up to an aggregate member base of 940,000. Under the agreement, the license fees for these 940,000 members will be paid quarterly over a three-year period. An initial license fee of CAN$3.5 million was paid upon execution of the agreement in December 2005.

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

In August 2005, we became aware that we had not timely filed certain federal tax forms on behalf of some of our clients. Although we do not believe that this instance will result in penalties against us or indemnification obligations to our clients, we cannot be assured that similar instances will not occur in the future and that in the event that they do occur, that such future instance will not result in penalties or indemnification obligations.

Government regulation of our business could cause us to incur significant expenses, and failure to comply with applicable regulations could make our business less efficient or impossible.

The financial services industry is subject to extensive and complex federal and state regulation. Financial institutions, including banks, thrifts and credit unions, operate under high levels of governmental supervision. Our clients must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under federal and state truth-in-lending and truth-in-deposit rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Community Reinvestment Act, the Gramm-Leach-Bliley Act of 1999, the USA Patriot Act, the Health Insurance Portability and Accountability Act of 1996 and other state and local laws and regulations. The compliance of our products and services with these requirements may depend on a variety of factors, including the product at issue and whether the client is a bank, thrift, credit union or other type of financial institution.

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

On October 29, 2004, we completed the acquisition of Datawest Solutions Inc., now known as Open Solutions Canada, a provider of banking and payment technology solutions located in Vancouver, British Columbia, Canada. Although historically we have not generated significant revenues from operations outside the United States, we expect that the portion of our revenues generated by our international operations will increase as a result of our acquisition of Datawest. As is the case with most international operations, the success and profitability of such operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Our ability to make payments on and to refinance our indebtedness, including our notes and the additional debt we incurred in connection with our acquisition of BISYS’s Information Services Group (“BISYS Acquisition Financing”), and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes and BISYS Acquisition Financing, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes and BISYS Acquisition Financing, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and BISYS Acquisition Financing, on commercially reasonable terms or at all.

If we fail to effectively manage our growth, our financial results could be adversely affected.

We have expanded our operations rapidly in recent years. For example, our aggregate annual revenues increased from approximately $27.3 million in 2001 to approximately $193.8 million in 2005. As of December 31, 2005, we had approximately 1,100 employees, up from approximately 600 as of December 31, 2003. The acquisition of the BISYS’s Information Services Group will significantly increase the size of our operations. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management.

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

The requirements of being a public company strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and we cannot assure you that we will be able to do so in a timely fashion.

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

In addition, as of December 31, 2005, we had options to purchase a total of 3,562,047 shares of our common stock outstanding under our stock incentive plans, of which 1,644,522 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of March 1, 2006, operations were conducted at the leased facilities described below.

			Lease
		Approximate	Expiration
Location	Operations Conducted	Square Feet	Date

Murrietta, California	Sales office and item processing center	8,700	2008
Murrietta, California	Storage facility	3,500	2006
San Leandro, California	Item processing center	4,900	2010
El Monte, California	Item processing center	5,200	2006
Glastonbury, Connecticut	Executive offices and data center	66,000	2013
Windsor Locks, Connecticut	Item processing center	6,000	2010
Shelton, Connecticut	Sales office	1,200	2006
Atlanta, Georgia	Support and data processing center	21,000	2007
Marietta, Georgia	Sales office	6,000	2006
Indianapolis, Indiana	Support and data processing center	60,000	2010
Dryden, New York	Sales office	1,000	2007
Whitesboro, New York	Item processing center	2,000	2007
Wixom, Michigan	Sales office	12,000	2007
Belmont, Michigan	Support and data processing center	5,900	2009
Southfield, Michigan	Support and data processing center	11,000	2011
New Bedford, New Hampshire	Sales office	7,000	2006
Orem, Utah	Support and data processing center	23,000	2010
Vancouver, British Columbia	Executive offices, support and data processing center	29,000	2007
Missassauga, Ontario	Development office and disaster recovery center	4,000	2006
Oakville, Ontario	Payment processing center	30,000	2009
New Delhi, India	Product development center	12,000	2010

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 2003, our common stock has traded on the Nasdaq National Market under the symbol “OPEN.” On March 1, 2006, the closing sale price of our common stock was $29.63 per share. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported on the Nasdaq National Market.

	High	Low

First Quarter 2004	$26.07	$17.40
Second Quarter 2004	$25.75	$19.42
Third Quarter 2004	$25.86	$20.33
Fourth Quarter 2004	$28.60	$23.66
First Quarter 2005	$25.07	$19.09
Second Quarter 2005	$20.54	$17.49
Third Quarter 2005	$23.96	$20.37
Fourth Quarter 2005	$24.45	$19.23
First Quarter 2006 (through March 1, 2006)	$29.63	$22.99

As of March 1, 2006, there were approximately 61 record holders of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

We have never paid cash dividends. We currently intend to retain all future earnings, if any, for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Repurchases of Our Common Stock

The following table provides information about repurchases by us of our common stock during the three months ended December 31, 2005.

			Total Number of
			Shares Purchased as	Approximate Dollar Value
			Part of Publicly	of Shares that May Yet
	Total Number of Shares	Average Price Paid	Announced Program	be Purchased Under
Period	Purchased (1)	per Share	(2)	the Program

10/1/05 — 10/31/05	79,661	$19.25	79,661	$0
11/1/05 — 11/30/05	—	$—	—	0
12/1/05 — 12/31/05	—	$—	—	0

Total	79,661	$19.25	79,661

(1)	All repurchases by us of our common stock during the three months ended December 31, 2005 were done pursuant to the repurchase program that we publicly announced on April 27, 2005 (the “Program”).

(2)	Our Board of Directors approved the repurchase of $10.0 million of our common stock pursuant to the Program. The Program expires May 2, 2006 unless terminated earlier by resolution of our Board of Directors. The shares that we repurchased during October 2005 completed the purchase of shares authorized under the Program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 about the securities authorized for issuance under our equity compensation plans, consisting of our 1994 Stock Option Plan, 2000 Stock Incentive Plan, 2003 Stock Incentive Plan and 2003 Employee Stock Purchase Plan. All of our equity compensation plans were approved by our stockholders.

Equity Compensation Plan Information

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to	Weighted-average	Under Equity
	be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected in Column
Plan Category	Warrants and Rights	and Rights	(a)) (1)(2)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	3,562,047	$14.99	4,674,251
Equity compensation plans not approved by stockholders	—	—	—

Total	3,562,047	$14.99	4,674,251

(1)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2005, shares issuable under our 2000 Stock Incentive Plan may instead be issued in the form of restricted stock and shares issuable under our 2003 Stock Incentive Plan may instead be issued in the form of restricted stock or other stock-based awards.

(2)	Includes 1,243,586 shares issuable under our 2003 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period, which ends on May 31, 2006. Also includes 1,383,768 shares available for issuance under our 2000 Stock Incentive Plan and 2,046,897 shares available for issuance under our 2003 Stock Incentive Plan. Under our 2000 Stock Incentive Plan, the number of shares issuable is automatically increased every January 1 by an amount equal to 5% of the total number of shares of our common stock issued and outstanding as of the close of business on the immediately preceding December 31, provided that the number of shares issuable may not exceed 10,344,827.

Item 6.	Selected Financial Data

The selected financial data set forth below are derived from our audited financial statements. During the period from December 31, 2001 to December 31, 2005, we have acquired thirteen businesses, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. These acquisitions have significantly affected our revenues, results of operations and financial condition. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Operations Data:
Revenues:
Software license	$51,534	$33,032	$21,391	$13,449	$9,971
Service, maintenance and hardware	142,217	74,151	42,461	30,896	17,295

Total revenues	193,751	107,183	63,852	44,345	27,266

Cost of revenues:
Software license	7,071	6,705	5,341	3,152	1,592
Service, maintenance and hardware	76,302	37,919	23,540	18,430	10,084

Total cost of revenues	83,373	44,624	28,881	21,582	11,676

Operating expenses	80,419	46,396	33,471	25,773	25,929

Income (loss) from operations	29,959	16,163	1,500	(3,010)	(10,339)
Interest and other income	330	1,520	43	145	428

Income (loss) before income taxes	30,289	17,683	1,543	(2,865)	(9,911)
Income tax (provision) benefit	(11,739)	7,441	(234)	(32)	250

Net income (loss)	18,550	25,124	1,309	(2,897)	(9,661)
Preferred stock accretion charge	—	—	(31,500)	—	—

Net income (loss) attributable to common stockholders	$18,550	$25,124	$(30,191)	$(2,897)	$(9,661)

Net income (loss) per common share
— Basic	$0.96	$1.37	$(7.74)	$(1.18)	$(4.71)
— Diluted	$0.85	$1.26	$(7.74)	$(1.18)	$(4.71)
Weighted average common shares used to compute net income (loss) per common share
— Basic	19,361	18,313	3,903	2,453	2,051
— Diluted	24,977	19,896	3,903	2,453	2,051

	December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Balance Sheet Data:
Cash and cash equivalents	$174,426	$49,447	$14,853	$11,414	$11,552
Working capital	171,734	59,084	73,305	1,486	3,261
Total assets	411,212	225,474	133,071	35,839	33,745
Convertible notes payable	144,061	—	—	—	—
Long-term debt, current portion	—	1,239	—	750	748
Long-term debt, less current portion	—	1,736	—	700	—
Mandatorily redeemable convertible preferred stock	—	—	—	31,100	31,100
Redeemable convertible preferred stock	—	—	—	26,480	26,480
Stockholders’ equity (deficit)	195,704	178,313	105,419	(43,261)	(40,699)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are derived from, our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Important factors that could cause these differences include those described in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.

We use the terms “Open Solutions,” “we,” “us” and “our” to refer to the business of Open Solutions Inc. and our subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Overview

We are a provider of software and services that allow financial institutions to compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that perform a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. Our complementary products and services supplement our core software to provide our clients with fully-integrated business intelligence, customer relationship management, or CRM, check imaging, Internet banking and cash management, general ledger and profitability, loan origination, interactive voice solutions, check and item processing functions and web-based archiving, retrieval and document distribution solutions. Our software can be operated either by the financial institution itself, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. Substantially all of our historical revenue has been generated through the licensing of our core software and our complementary products and the provision of related services and maintenance to small and mid-size commercial banks and thrifts and credit unions of all sizes. We also derive revenue from payment processing services. We view our operations and manage our business in one reportable segment, the development and marketing of computer software and related services.

We derive revenues from two primary sources:

•	sales of licenses for our core software and complementary products, and

•	fees from installation, training, maintenance and support services, as well as fees generated from our outsourcing centers and the outsourcing centers hosted by our resellers.

Our revenues have grown from approximately $27.3 million in 2001 to approximately $193.8 million in 2005. This growth has resulted primarily from strategic acquisitions and internal expansion, through which we have developed and acquired new products and services and have expanded the number of clients using one or more of our products to approximately 4,500 financial institutions as of December 31, 2005.

On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS for a total cash consideration of approximately $470.0 million, subject to adjustment. This acquisition will expand our product offerings, further increasing our presence in the financial services marketplace and extending our client base to include the insurance, healthcare and other industries.

Software license revenue includes fees received from the licensing of application software. We license our proprietary software products under standard agreements which typically provide our clients with a perpetual, non-exclusive, non-transferable right to use the software for a single financial institution upon payment of a license fee. We also license certain third-party software products to clients.

We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, maintaining and updating the software and providing outsourcing services. Our software license agreements typically provide for five years of support and maintenance, with automatic yearly renewals. We perform outsourcing services through our outsourcing centers and our check, item and payment processing centers. Revenues from outsourcing center services and the check, item and payment processing centers are derived from monthly usage or transaction based fees, typically under three to five-year service contracts with our clients.

We derive other revenues from hardware sales and client reimbursement of out-of-pocket and telecommunications costs. We have entered into agreements with several hardware manufacturers under which we sell computer hardware and related services. Client reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel.

We expect that our revenues from installation, training, maintenance, support services, our outsourcing centers and the outsourcing centers hosted by our resellers will continue to expand as our base of clients expands. Our outsourcing and maintenance revenues are the largest of these revenue components, and we expect that these revenues, due to their recurring nature, will continue to be a significant portion of our total revenue as our client base grows. In addition, in connection with our acquisition of the Information Services Group of BISYS, we expect these components as a percentage of our total revenue to increase during 2006.

In the fourth quarter of 2004, we reversed the valuation allowance of $17.9 million against our deferred tax assets because we determined that it is more likely than not that current and future net income will allow for the realization of these assets. As a result, we recorded an income tax benefit directly related to the reversal of the valuation allowance of $8.6 million in the fourth quarter of 2004. The remainder of the valuation allowance reversal was primarily recorded as an increase to equity of $7.8 million. During 2005, we recorded a tax provision against income at our effective tax rate. However, we do not expect to incur significant federal tax payments until all anticipated net operating loss carry forwards are utilized. We had previously provided a valuation allowance for the full amount of the deferred tax asset of our Canadian subsidiary. During the fourth quarter of 2005, we determined that it is more likely than not that the deferred tax asset of this subsidiary would be realized. The reversal of the valuation allowance was recorded as a reduction to goodwill to the Canadian subsidiary.

Recent Developments

On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS for a total cash consideration of approximately $470.0 million, subject to adjustment. We expect that this acquisition will expand our product offerings, further increasing our presence in the financial services marketplace and extending our client base to include the insurance, healthcare and other industries. We also expect that this acquisition will increase the recurring portion of our revenues. In addition, in conjunction with this acquisition our reseller agreement with BISYS was terminated. During the fiscal years ended December 31, 2005, 2004 and 2003, BISYS represented approximately $18.0 million, or 9.3%, of our total revenues, $12.5 million, or 11.7%, of our total revenues, and $5.8 million, or 9.1%, of our total revenues, respectively.

We used the proceeds from a $350.0 million bank financing along with $120.0 million of available cash to fund the $470.0 million purchase price. As discussed in greater detail below under “Liquidity and Capital Resources,” this bank financing substantially increased our indebtedness.

Results of Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

As a Percentage of Revenues:
Revenues:
Software license	26.6%	30.8%	33.5%
Service, maintenance and hardware	73.4	69.2	66.5

Total revenues	100.0	100.0	100.0
Cost of revenues:
Software license	3.6	6.3	8.4
Service, maintenance and hardware	39.4	35.3	36.9

Total cost of revenues	43.0	41.6	45.3
Operating expenses:
Sales and marketing	12.6	13.3	16.8
Product development	10.1	10.3	10.7
General and administrative	18.8	19.7	24.9

Total operating expenses	41.5	43.3	52.4

Income from operations	15.5	15.1	2.3
Interest and other income	0.2	1.4	0.1

Income before income taxes	15.7	16.5	2.4
Income tax (provision) benefit	(6.1)	6.9	(0.4)

Net income	9.6%	23.4%	2.0%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services and from hardware sales related to the licensing of our software and other third party software products. Revenues increased 80.8% from $107.2 million for the year ended December 31, 2004 to $193.8 million for the year ended December 31, 2005. This increase was partly attributable to a $18.5 million increase in licensing revenue from our core and complementary products primarily attributable to sales to new clients, including those clients of our acquired entities, sales of additional products to existing clients and an increase in license fees from BISYS. Of the $18.5 million increase in licensing revenues, $4.3 million related to revenue from those acquisitions completed subsequent to January 1, 2005, which were the U.S. based services to credit unions business of CGI-AMS Inc., S.O.S. Computer Systems, Inc., Financial Data Solutions, Inc. and COWWW Software, Inc. plus the partial period effect from the acquisitions completed during 2004 which were Maxxar Corporation, Eastpoint Technologies, LLC, re:Member Data Services, Inc., Omega Systems of North America LLC and Datawest Solutions Inc. The remaining $14.2 million related to the increased number of license transactions for our core and complementary products, including $6.1 million related to the licensing of The Complete Credit Union Solution to Canadian clients. The increase in revenues was also attributable to an increase of $9.2 million in our implementation and other professional services, $5.9 million of which was from acquired businesses. We also realized an increase of $13.7 million in our maintenance revenue, $10.5 million of which was from acquired businesses, and an increase of $41.7 million in our outsourcing revenues, $39.9 million of which was from acquired businesses. The increases in implementation, professional services and maintenance revenues not related to acquisitions are directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients. Additionally, hardware and other revenues increased by $3.5 million, which was primarily as a result of the acquired businesses.

Cost of Revenues.  Cost of revenues includes third party license fees and the direct expenses associated with providing our services such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 86.8% from $44.6 million for the year ended December 31, 2004 to $83.4 million for the year ended December 31, 2005. The increase in cost of revenues was due primarily to a $23.5 million increase in costs associated with the growth of our outsourcing and payment processing business, $22.3 million of which is from the acquired businesses. There was also a $7.8 million increase in costs associated with implementation and other professional services, $4.3 million of which is from acquired businesses and the remainder of which is primarily related to increased personnel costs as a result of increased implementation activities. Maintenance costs increased $4.6 million, of which $3.6 million is from the acquired businesses and costs associated with hardware and other revenues increased by $2.5 million, which was primarily from the acquired businesses. Cost of revenues represented 41.6% of revenues for the year ended December 31, 2004 as opposed to 43.0% of revenues for the year ended December 31, 2005. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since January 1, 2005, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues increased 1.4% from 2004 as a result of the increase in service, maintenance, outsourcing and hardware and other revenues of $68.1 million, which carry lower margins, partially offset by an increase in license revenue of $18.5 million, which carry higher margins. We expect that service, maintenance and outsourcing revenues as a percentage of total revenue will continue to increase.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased 71.4% from $14.3 million for the year ended December 31, 2004 to $24.5 million for the year ended December 31, 2005. This increase was due primarily to $3.4 million in sales and marketing expenses from the acquired businesses, higher sales commissions and commission related bonuses of approximately $2.4 million due to the increase in license revenues and increases in salaries, user group expenses and other marketing costs of approximately $1.6 million. Sales and marketing expenses represented 12.6% of revenues for the year ended December 31, 2005 as opposed to 13.3% of revenues for the year ended December 31, 2004. Sales and marketing expenses as a percentage of revenues decreased primarily because sales and marketing expenses did not increase proportionally to our revenue growth. For certain acquisitions, we acquired a wide client base, but did not continue to market the acquired company’s products, as our strategy has been to market our solutions to the clients of these acquired companies, resulting in lower marketing expenses compared to revenues. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.

Product Development.  Product development expenses increased 78.2% from $11.0 million for the year ended December 31, 2004 to $19.6 million for the year ended December 31, 2005. This increase was due primarily to a $4.8 million increase in product development expenses from the acquired businesses and $1.3 million related to the internationalization and localization of our products. Product development expenses represented 10.3% of revenues for the year ended December 31, 2004 as opposed to 10.1% of revenues for the year ended December 31, 2005. Product development expenses as a percentage of revenues decreased primarily because product development expenses did not increase proportionally to our revenue growth. Product development expenses increased on an absolute basis primarily due to our investment in the internationalization of our products, the localization of our products in Canada and the development of other enhancements to our major product lines.

General and Administrative.  General and administrative expenses consist of salaries for executive, administrative, and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 72.5% from $21.1 million for the year ended December 31, 2004 to $36.4 million for the year ended December 31, 2005. The increase was due primarily to $10.0 million of expense from the acquired businesses, an increase in employee compensation and recruiting costs of approximately $2.6 million, an increase in rent expense of approximately $0.3 million, an increase in audit and audit related services of approximately $0.5 million, an increase in consulting expenses of approximately $0.4 million and investments in our infrastructure, including increases in depreciation expense from the development of new internal software systems. General and administrative expenses represented 19.7% of revenues for the year ended December 31, 2004 as opposed to 18.8% of revenues for the year ended December 31, 2005. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expenses would increase as a result of those acquisitions.

Interest Income and Other.  Interest income and other, increased from $1.6 million for the year ended December 31, 2004 to $4.8 million for the year ended December 31, 2005. The increase was primarily due to interest income from the investment of the proceeds from our convertible notes payable offering during the first quarter of 2005.

Interest Expense.  Interest expense increased from $0.1 million for the year ended December 31, 2004 to $4.5 million for the year ended December 31, 2005. The increase was primarily due to interest expense related to our convertible notes payable offering during the first quarter of 2005.

Income Tax (Benefit) Provision.  Income tax provision increased from a benefit of $7.4 million for the year ended December 31, 2004 to a provision of $11.7 million for the year ended December 31, 2005. We reversed the valuation allowance on our deferred tax assets as of December 31, 2004, which resulted in an effective tax benefit rate of 42.1%. In the first quarter of 2005, we began recording a tax provision against our income at our estimated annual effective tax rate, which was approximately 39% in 2005. Prior to December 31, 2004, we recorded a tax provision primarily related to state and alternative minimum taxes only. Going forward, we will continue to provide a tax provision based on an estimate of our annual effective tax rate. Factors that may impact our expected rate would primarily include changes in the magnitude and location of taxable income among taxing jurisdictions, including the blended state tax rate based on the mix of states we do business in, any non-deductible expenses and any tax credits we may receive.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.  Revenues increased 67.9% from $63.9 million for the year ended December 31, 2003 to $107.2 million for the year ended December 31, 2004. This increase was attributable to a $11.6 million increase in licensing revenue from our core and complementary products attributable to sales to new clients, including those clients of our acquired entities, sales of additional products to existing clients and an increase in license fees from BISYS. Of the $11.6 million increase in licensing revenues, $3.1 million related to revenue from those acquisitions completed subsequent to January 1, 2004, which were Maxxar Corporation, Eastpoint Technologies, LLC, re:Member Data Services, Inc., Omega Systems of North America LLC and Datawest Solutions Inc. plus the partial period effect from the acquisition completed during 2003 which was Liberty FiTech Systems, Inc. The increase in revenues was also attributable to an increase of $7.1 million in our implementation and other professional services, $2.6 million of which was from acquired businesses. We also realized an increase of $10.2 million in our maintenance revenue, $6.5 million of which was from acquired businesses, and an increase of $12.9 million in our outsourcing revenues, $12.2 million of which was from acquired businesses. The increases in implementation, professional services and maintenance revenues were also directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients. Additionally, revenues associated with hardware and other revenues increased by $1.6 million. The acquired businesses provided $1.8 million of hardware and other revenues.

Cost of Revenues.  Cost of revenues increased 54.5% from $28.9 million for the year ended December 31, 2003 to $44.6 million for the year ended December 31, 2004. The increase was due primarily to a $4.1 million increase in costs associated with implementation and other professional services, $1.8 million of which is from the acquired businesses, a $3.1 million increase in costs associated with maintenance, $2.6 million of which was from the acquired businesses, and a $6.2 million increase in costs associated with the growth of our outsourcing business, $5.4 million of which is from the acquired businesses. Cost of revenues represented 45.3% of revenues for the year ended December 31, 2003 as opposed to 41.6% of revenues for the year ended December 31, 2004. Cost of revenues increased on an absolute basis primarily as a result of the acquisitions completed since January 1, 2004, but also from increased third party license costs and costs of professional services associated with our revenue growth. Cost of revenues as a percentage of revenues decreased primarily because certain of our costs are fixed and our revenues (particularly maintenance, support and data center revenue) grew at a faster rate than our costs.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased 33.0% from $10.7 million for the year ended December 31, 2003 to $14.3 million for the year ended December 31, 2004. This increase was due primarily to $1.5 million in sales and marketing expenses from the acquired businesses and higher sales commissions due to the increase in license revenues. Sales and marketing expenses represented 13.3% of revenues for the year ended December 31, 2004 as opposed to 16.8% of revenues for the year ended December 31, 2003. Sales and marketing expenses as a percentage of revenues decreased because sales and marketing expenses did not increase proportionally to our revenue growth. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase as a result of those acquisitions.

Product Development.  Product development expenses increased 60.5% from $6.9 million for the year ended December 31, 2003 to $11.0 million for the year ended December 31, 2004. This increase was due primarily to a $3.4 million increase in product development expenses from the acquired businesses. Product development expenses represented 10.7% of revenues for the year ended December 31, 2003 as opposed to 10.3% of revenues for the year ended December 31, 2004. Product development expenses as a percentage of revenues decreased primarily because our major product lines are largely developed and therefore did not require incremental investment. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our product development expenses would increase as a result of those acquisitions. As we increase our international operations, including the business acquired in the Datawest transaction, we expect to increase our product development expenses in order to modify our current product offerings to perform in non-U.S. banking systems.

General and Administrative.  General and administrative expenses increased 32.9% from $15.9 million for the year ended December 31, 2003 to $21.1 million for the year ended December 31, 2004. The increase was due primarily to $5.3 million of expense from the acquired businesses, professional fees and other costs related to the requirements of being a public company, including the costs of compliance with Section 404 of Sarbanes-Oxley and capital based taxes of approximately $0.3 million, partially offset by a $3.4 million charge in 2003 related to the shares of restricted stock issued to certain employees as a result of our initial public offering. General and administrative expenses represented 24.9% of revenues for the year ended December 31, 2003 as opposed to 19.7% of revenues for the year ended December 31, 2004.

Interest Income and Other.  Interest income and other increased from $0.2 million for the year ended December 31, 2003 to $1.6 million for the year ended December 31, 2004. The increase was primarily due to interest income from the investment of the proceeds from our initial public offering in the fourth quarter of 2003 and our follow-on public offering in the second quarter of 2004, as well as a foreign exchange gain of approximately $0.5 million realized in the fourth quarter of 2004, partially offset by a loss on disposed equipment.

Interest Expense.  Interest expense decreased to $0.1 million for the year ended December 31, 2004 from $0.2 million for the year ended December 31, 2003.

Income Tax (Benefit) Provision.  Income tax benefit increased from a provision of $0.2 million for the year ended December 31, 2003 to a U.S. tax benefit of $7.4 million for the year ended December 31, 2004. The increase was primarily the result of reversing our valuation allowance against our deferred tax assets in the fourth quarter of 2004. As a result, we have recorded an income tax benefit of $8.6 million in the fourth quarter directly related to the reversal of the valuation allowance. The remainder of the valuation allowance reversal was primarily recorded as an increase to equity of $7.8 million.

Liquidity and Capital Resources

At December 31, 2005, 2004 and 2003, we had cash and cash equivalents totaling $174.4 million, $49.4 million and $14.9 million, respectively.

The following table sets forth the elements of our cash flow statement for the following periods:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)

Net cash provided by operating activities	$43,980	$19,767	$10,069
Net cash used in investing activities	(48,953)	(22,201)	(87,682)
Net cash provided by financing activities	129,782	37,023	81,052

Cash from Operating Activities

Cash provided by operations for the year ended December 31, 2005 was attributable to net income of $18.6 million, depreciation and amortization expense of $11.4 million and a deferred tax provision of $11.2 million. Working capital increased by $1.0 million resulting primarily from increases in accounts receivable of $12.9 million and prepaids and other current assets of $6.8 million, partially offset by increases in accounts payable and accrued liabilities of $10.6 million and deferred revenue of $10.7 million. Cash provided by operations for the year ended December 31, 2004 was attributable to net income of $25.1 million, depreciation and amortization expense of $6.4 million, partially offset by a deferred tax benefit of $8.1 million resulting primarily from the reversal of the valuation allowance, and an increase in working capital of $4.3 million, primarily due to an increase in accounts receivable. Cash provided by operations in the year ended December 31, 2003 was attributable to net income of $1.3 million, depreciation and amortization and other non-cash items, including restricted stock expense of $7.5 million, and an increase in working capital of $1.0 million.

Cash from Investing Activities

Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the years ended December 31, 2005, 2004 and 2003 were $10.7 million, $5.6 million, and $1.5 million, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. In addition, during 2005, we spent $1.4 million to purchase developed software for resale for our ATM, credit card, debit card, shared branch and on-line banking transactions. The increase in capital expenditures in 2005 relates to the implementation of a new enterprise software system and leasehold improvements at our new corporate facility. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

Net cash used in investing activities for the year ended December 31, 2005 included $49.6 million used for the acquisition of the U.S. services business of CGI-AMS Inc., S.O.S. Computer Systems, Inc., Financial Data Solutions, Inc. and COWWW Software, Inc. Net cash used in investing activities for the year ended December 31, 2004 included $82.0 million used for acquisition of Maxxar Corporation, Eastpoint Technologies, LLC, re: Member Data Services, Inc., Omega Systems of North America LLC and Datawest Solutions Inc. Net cash used in investing activities for the year ended December 31, 2003 included $8.0 million used for the acquisition of Liberty FiTech Systems, Inc.

At December 31, 2005, we had no marketable securities on-hand. During the year ended December 31, 2005, we purchased $160.7 million of marketable securities and $173.4 million of marketable securities were sold or matured. At December 31, 2004, we held $12.7 million in marketable securities. During the year ended December 31, 2004, we purchased $62.0 million of marketable securities and sold $127.4 million of marketable securities.

Cash from Financing Activities

On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS for a total cash consideration of approximately $470.0 million, subject to adjustment. This acquisition will expand our product offerings, further increasing our presence in the financial services marketplace and extending our client base to include the insurance, healthcare and other industries.

We used the proceeds from a $350.0 million bank financing, in addition to $120.0 million of available cash, to fund the $470.0 million purchase price. The bank financing is in the form of two agreements: a $320.0 million First Lien Senior Secured Credit Agreement (the “First Agreement”), which provides for a $290 million term loan (the “First Term Facility”) and a $30 million revolving line of credit (the “Line of Credit”), and a $60 million Second Lien Senior Secured Term Loan Agreement (the “Second Term Facility”). The First Term Facility has a term of 5.5 years and bears interest at LIBOR plus 250 basis points and is payable beginning June 30, 2006 in the amount of $725,000 per quarter through March 31, 2011, with balloon payments of $137.8 million due on June 30, 2011 and September 3, 2011. We may prepay the First Term Facility in aggregate principal amounts of $1.0 million or a multiple of $250,000 in excess thereof during the term of the First Agreement. The Line of Credit expires on March 3, 2011 and bears interest at LIBOR plus 250 basis points. Borrowings under the Line of Credit are required to be in an aggregate amount of $1.0 million or a multiple of $250,000 in excess thereof. We have not currently drawn against the Line of Credit. The Second Term Facility has a term of 6 years and bears interest at LIBOR plus 650 basis points. The bank financing contains both financial and non-financial covenants including maintaining a senior leverage ratio, as defined, a total leverage ratio, as defined and a fixed charge ratio, as defined. These financial covenants are designed to measure our ability to repay our outstanding debt as well as fund the related interest payments borrowings under the bank financing are secured by substantially all of our assets. We believe we will be in compliance with the covenants related to our bank financing for the next 12 months. See Note 17 to our consolidated financial statements for further information.

In April 2005, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock on or before May 2, 2006. We repurchased 546,134 shares of our common stock for the full $10.0 million that was authorized during 2005.

In February 2005, we sold senior subordinated convertible notes due 2035, which we call the Notes, with an aggregate principal amount at maturity of $235 million to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 144A under the Act. We also granted to the Note purchasers an option, which was exercised in full, to purchase additional Notes with an aggregate principal amount at maturity of $35 million. The issue price of the Notes was $533.56 per $1,000 principal amount at maturity of Notes, which resulted in aggregate gross proceeds to us of approximately $144.1 million. The Notes are our general unsecured obligations and are junior to any of our existing and future senior indebtedness, including the indebtedness incurred in connection with the acquisition of the Information Services Group of BISYS. The Notes bear cash interest at a rate of 2.75% per year on the issue price until February 2, 2012. After that date, original issue discount will accrue on the Notes at a rate of 2.75% per year on a semi-annual bond equivalent basis. On the maturity date, a holder will receive $1,000 in cash per $1,000 principal amount at maturity of Notes. We incurred $5.0 million in issuance costs related to the issuance of the Notes, which are being amortized over 7 years.

During 2005, we received approximately $3.0 million from the exercise of stock options and $1.3 from the issuance of common stock in connection with our employee stock purchase program, and repaid $2.9 million of long-term debt from customers and $0.7 million in capital lease obligations.

In May 2004, we completed a follow-on offering of 4,436,442 shares of our common stock at a price of $21.50 per share. Of the 4,436,442 shares offered, 1,000,000 shares were offered by Open Solutions and 3,436,442 shares were offered by certain of our existing stockholders. On June 8, 2004, the underwriters exercised their option to purchase 665,466 additional shares of our common stock at a price of $21.50 per share. The aggregate net proceeds from the offering were $33.4 million.

During the year ended December 31, 2004, we also received approximately $3.9 million of proceeds from the exercise of stock options and $0.8 million from the issuance of common stock in connection with our employee stock purchase program, and repaid $459,000 of long-term debt from customers and $0.7 million in capital lease obligations.

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

Contractual Obligations as of December 31, 2005

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Convertible Notes Payable	$144,061	$—	$—	$—	$144,061
Capital Lease Obligations	224	102	122	—	—
Operating Leases	27,415	5,313	9,714	8,016	4,372

Total Contractual Obligations	$171,700	$5,415	$9,836	$8,016	$148,433

This table excludes any consideration for the purchase of the BISYS’s Information Services Group, including the $350.0 million in bank financing, as discussed under the heading “Liquidity and Capital Resources — Cash from Financing Activities” above.

Income Taxes

In the fourth quarter of 2005, we reversed the valuation allowance of $5.1 million on deferred tax assets of our Canadian subsidiary because we determined that it is more likely than not that current and future net income of our Canadian subsidiary will allow for the realization of these assets. These deferred tax assets were acquired as part of our acquisition of Datawest Solutions Inc. in 2004, but were fully reserved due to uncertainty of their realization. The reversal of the valuation allowance was recorded as an increase in current and long-term tax assets and an equal decrease in goodwill.

In the fourth quarter of 2004, we reversed the valuation allowance of $17.9 million against our deferred tax assets because we determined that it is more likely than not that our current and future income will allow for the realization of these assets. As a result, we recorded an income tax benefit of $8.6 million in the fourth quarter of 2004 directly related to the reversal of the valuation allowance. The remainder of the valuation allowance reversal was primarily recorded as an increase to equity of $7.8 million. For 2005, we recorded a tax provision against income at our effective tax rate of approximately 39%. We expect our federal tax payments to increase when all our net operating loss carry forwards are utilized.

At December 31, 2005, the Company had approximately $38.3 million of federal net operating loss carryforwards that begin expiring in 2020, approximately $31.8 million of state net operating loss carryforwards, which begin to expire in 2006 and approximately $20.3 million of foreign net operating loss carryforwards, which begin to expire in 2007. At December 31, 2005, the Company had approximately $1.0 million of federal research and development credit carryforwards that begin to expire in 2006 and approximately $1.4 million of state research and development carryforwards with an unlimited carryforward period.

As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses and tax credit carry forwards. We experienced such an ownership change in 1995. Our follow-on offering in 2004 resulted in a second ownership change. We do not believe that the Section 382 limitation with respect to the 1995 ownership change nor the change that resulted from our follow-on offering will result in the loss of any net operating losses or tax credit carry forwards prior to their expiration. As a result of future issuance of, sales of, and other transactions involving our common stock, we may experience an ownership change in the future, which could cause such federal net operating losses and tax credit carryforwards to be subject to limitation under Section 382.

Acquisitions

Since January 1, 2003, we have expanded our product offerings and client base through the acquisition of eleven businesses. The operating results of each business acquired have been included in our financial statements from the respective dates of acquisition.

On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS for a total cash consideration of approximately $470.0 million, subject to adjustment. We expect that this acquisition will expand our product offerings, further increasing our presence in the financial services marketplace and extending our client base to include the insurance, healthcare and other industries. Purchase accounting for this acquisition is expected to be completed during 2006. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments, Liquidity and Capital Resources — Cash from Financing Activities and Note 17 to our consolidated financial statements for further discussion.)

On August 9, 2005, we acquired COWWW Software, Inc. a provider of web-based archiving, retrieval and document distribution solutions for the financial services industry for cash consideration and acquisition related costs of approximately $8.5 million. The acquisition added web based, archival and retrieval software to our complementary product offerings and increased the recurring component of our revenues.

On June 7, 2005, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Financial Data Solutions, Inc. a company which provides image and remittance item processing, and image statement and rendering services, for cash consideration and acquisition related costs of approximately $9.0 million. This acquisition increased our image and remittance item processing client base and increased the recurring component of our revenues.

On April 6, 2005, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of S.O.S. Computer Systems, Inc. a provider of core processing software and related services for credit unions, for cash consideration and acquisition related costs of approximately $11.5 million. This acquisition increased our client base among credit unions and increased license revenues and the recurring component of our revenues.

On March 10, 2005, we acquired the U.S.-based services to credit unions business of CGI-AMS Inc. for cash consideration and acquisition costs of approximately $23.8 million. This acquisition increased our core data processing client base among credit unions and increased the recurring revenue component of revenues.

On October 29, 2004, we acquired all of the outstanding stock of Datawest Solutions Inc., a provider of core data processing and payment technology solutions in Canada for cash consideration, assumed debt and acquisition costs for an aggregate of approximately US$47.6 million. This acquisition increased our core data processing client base among banks and increased the recurring revenue component of our revenues. This acquisition increased our core data processing base internationally into Canada, increased the recurring revenue component of our revenues and expanded our product offerings to include electronic payment products and services.

On July 23, 2004, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Omega Systems of North America LLC, a company specializing in remittance and lock box solutions, for cash consideration and acquisition related costs of approximately $2.5 million.

On July 8, 2004, we acquired the stock of re:Member Data Services, Inc., a provider of core processing solutions for credit unions, for cash, employee stock options and acquisition related costs of approximately $22.8 million. This acquisition increased our core data processing client base among credit unions and increased the recurring revenue component of our revenues.

On June 18, 2004, we acquired substantially all of the outstanding operating assets and assumed certain liabilities of Eastpoint Technologies, LLC, a provider of core processing software and related services for banks, for cash consideration and acquisition related costs of approximately $6.8 million. This acquisition increased our core data processing client base among banks and increased the recurring revenue component of our revenues.

On February 24, 2004, we acquired Maxxar Corporation for cash consideration and acquisition related costs of approximately $6.9 million. This acquisition expanded our complementary product offerings to include a comprehensive suite of interactive voice information solutions and computer telephony integration products.

On July 1, 2003, we acquired substantially all of the assets of Liberty FiTech Systems, Inc. and assumed certain liabilities and the related future software maintenance and support obligations for consideration of $12.0 million. This acquisition increased our core data processing client base among credit unions and to increase the recurring revenue component of our revenues.

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

Revenue Recognition

We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support, and other professional services provided to clients, from outsourcing center services, hardware sales related to our check imaging and voice response businesses and fees collected on transactions in our payment processing business.

We recognize software license revenue when a non-cancelable license agreement has been executed, fees are fixed or determinable, the software has been delivered, accepted by the client if acceptance is required by the contract and other than perfunctory, and collection is considered probable. The software licenses are sold in conjunction with professional services for installation, training, maintenance and support. For these arrangements, a portion of the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from substantive renewal rates. Another portion of the contract value is then attributed to installation and training services based on estimated fair value, which is derived from rates charged for similar services provided on a stand-alone basis multiplied by estimated hours to complete. Our software license agreements generally do not require significant modification or customization of the underlying software, and accordingly, installation and training services are not considered essential to functionality. The remainder of the total contract value is then attributed to the software licenses based on the residual method. The estimated hours and hourly rate for installation and training services affect the timing and amount of revenue recognized from license fees and installation and training services. Due to the uncertainties inherent in the estimation process, actual hours to complete installation and training services or the estimated hourly rate of these services may differ from estimates. If significant customization of our software is required, we recognize all revenue using the percentage-of-completion method.

The complexity of some software license agreements requires us to routinely apply judgments regarding the application of software recognition accounting principles to specific agreements and transactions. Different judgments and estimates could have led to different accounting conclusions, which could have had a material adverse effect on our results of operations.

Revenues from software maintenance are typically generated under five-year agreements with automatic renewals and are recognized ratably over the period that maintenance services are provided. Revenues from installation and training services are recognized as services are performed. We calculate revenue recognition for installation and training services based on the ratio of hours incurred to estimated total hours for the project. Accordingly, we must estimate the hours to complete the installation and training, and it is possible that estimates may be revised. These revisions are recognized in the period in which the revisions are determined, and changes in these estimates could have a material effect on our financial statements.

Data center revenues associated with allowing customers to utilize our software products on an outsourced basis and payment transaction processing revenues are recognized as services are provided, once evidence of an arrangement exists, fees are fixed or determinable and collectibility is reasonably assured. The Company obtains signed contracts, which indicate the key terms, as well as the fixed and determinable fees, in each arrangement. Revenues and related costs associated with installation of data center and transaction processing arrangements are recognized over the term of the arrangement, typically 3 to 5 years.

We are receiving payments under certain license and marketing agreements with resellers. We have provided a master license to our three primary resellers, BISYS, COCC and Celero, and do not have any other continuing obligation to provide additional products or services, other than the provision of client support and maintenance. We recognize revenue when the revenue recognition criteria under SOP 97-2 are met, including when evidence of an arrangement exists, fees are fixed or determinable, collectibility is reasonably assured, and delivery has occurred. We recognize minimum quarterly non-refundable payments and any additional license fees as revenue in the quarter that they are due.

We typically recognize hardware revenue upon product shipment. We recognize certain hardware revenue related to our check imaging products on a percentage-of-completion basis because installation services related to these arrangements and the software related to these arrangements are considered essential to the functionality of certain of the hardware.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The amount of our reserve is based on historical experience and our analysis of the accounts receivable balance outstanding. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made. While credit losses have historically been low due to our client base and have been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Such estimates require significant judgment on the part of our management. Therefore, changes in the assumptions underlying our estimates or changes in the financial condition of our clients could result in a different required allowance, which would have a material effect on our results of operations.

Stock Compensation

We apply the intrinsic value recognition and measurement principles whereby compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option. For periods prior to our initial public offering, the calculation of the intrinsic value of a stock award was based on management’s estimate of the fair value of our common stock. Beginning January 1, 2006, we are required to recognize expense pursuant to SFAS 123R for stock-based compensation. We will utilize the Black-Scholes model to value share-based payments and will follow the modified prospective transition method. The Black-Scholes model uses judgemental inputs such as option life, expected volatility and expected forfeiture rate. Changes in these inputs may change the amount of expense recognized for stock options issued during the period of change.

Software Development Costs

Software development costs for new software products and additional modules for existing software are expensed as incurred until technological feasibility is established. Technological feasibility is established when a working model of the product has been completed and completeness of the working model and its consistency with the product design has been confirmed by testing. Internal software development costs qualifying for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, have not been significant because the time between reaching of technological feasibility to general release of the software has been short.

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of the acquired company’s then-current assets, purchased technology, property and equipment and liabilities. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed has been allocated to goodwill. The fair value of amortizable intangibles, primarily consisting of purchased technology and customer relationships, was determined using an estimate of discounted future cash flows. Actual future cash flows from these intangibles could differ from estimated future cash flows. The allocation between amortizable intangibles and goodwill impacts future amortization expense in the financial statements. The operating results of each business acquired have been included in our consolidated financial statements from the respective dates of acquisition.

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

We also perform an annual impairment test of goodwill at December 31. We assess potential impairment through a comparison of the fair value of each reporting unit versus its carrying value. The estimated fair value of goodwill and intangible assets is based on a number of factors including past operating results, budgets, economic projections, market trends, product development cycles, and estimated future cash flows. Changes in these assumptions and estimates could cause a material impact on our financial statements.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This involves estimating the actual current tax exposure together with assessing temporary differences between the tax basis of certain assets and liabilities and their reported amounts in the financial statements, as well as net operating losses, tax credits and other carryforwards. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. On a quarterly basis, we evaluate the recoverability of our deferred tax assets based upon historical results and forecasted taxable income over future years, and match this forecast against the basis differences, deductions available in future years and the limitations allowed for net operating loss and tax credit carryforwards to ensure that there is adequate support for the realization of the deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Likewise, should we determine that we would be able to realize future deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on our results.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets and amendment of APB Opinion No. 29 (“SFAS 153”), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on our results.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (“SFAS 123R”), which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for annual periods beginning after June 15, 2005. Accordingly, we adopted SFAS 123R on January 1, 2006. SFAS 123R requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in our financial statements at their fair value. SFAS 123R will require the estimation of future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. In addition, SFAS 123R amended SFAS No. 95, Statement of Cash Flows, requiring the cash flow effects of excess tax benefits to be reported as an inflow from financing activities. We believe that the pro forma expense currently disclosed in Note 2 to our consolidated financial statements represents an estimate of the amounts that would have been recorded under the provisions of SFAS 123R. We will utilize the Black-Scholes model to value share-based payments and will follow the modified-prospective transition method (“MPA”). In December 2005, we amended our 2003 Employee Stock Purchase Plan to reduce the discount provided to 5% and to eliminate any look-back features, which will make the plan non-compensatory under SFAS 123R. We have not made any other significant changes to our stock-based compensation plans as a result of the adoption of SFAS 123R on January 1, 2006.

We are currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of awards. In addition, a company that chooses to utilize MPA will not restate its prior financial statements. Instead, we will apply SFAS 123R for new awards granted after January 1, 2006, any portion of awards that were granted after December  15, 1994 that have not vested by January 1, 2006, and any outstanding liability awards. We also anticipate allocating expense on a straight-line basis over the requisite service periods. In addition, with regard to valuation methods, we also anticipate relying exclusively on historical volatility.

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

The information required by this item may be found on page F-1 thru F-33 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

The implementation of additional modules of our new accounting system, completed effective January 1, 2006, required us to modify and add certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Our management has excluded the U.S. services business of CGI-AMS Inc. and S.O.S. Computer Systems, Inc., Financial Data Solutions, Inc. and COWWW Software, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired in purchase business combinations during 2005. The U.S. services business of CGI-AMS Inc. is a wholly-owned entity whose total assets and total revenues represent 8 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. S.O.S Computer Systems, Inc is a wholly-owned entity whose total assets and total revenues each represent 4 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The other two acquired entities’ total assets and total revenues represent 5 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this item is contained in our proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2006 under the captions “Proposal One — Election of Directors” and “Executive Officers,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4 and 5 is contained in our 2006 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an audit committee financial expert and identification of the audit committee of our board of directors is contained in our 2006 proxy statement under the caption “Corporate Governance,” and is incorporated herein by reference.

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

The response to this item is contained in our 2006 proxy statement under the captions “Compensation of Directors,” “Information About Executive Compensation,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

The sections entitled “Report of the Compensation Committee” and “Comparative Stock Performance Graph” in our 2006 proxy statement are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in our 2006 proxy statement under the captions “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The response to this item is contained in our 2006 proxy statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item is contained in our 2006 proxy statement under the caption “Independent Registered Public Accounting Firm Fees,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements.

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

Date: March 15, 2006

By:	/s/ Louis Hernandez, Jr.
Louis Hernandez, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ LOUIS HERNANDEZ, JR. Louis Hernandez, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ KENNETH J. SAUNDERS Kenneth J. Saunders	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ DOUGLAS K. ANDERSON Douglas K. Anderson	Director	March 15, 2006

/s/ HOWARD L. CARVER Howard L. Carver	Director	March 15, 2006

/s/ DENNIS F. LYNCH Dennis F. Lynch	Director	March 15, 2006

/s/ SAMUEL F. McKAY Samuel F. McKay	Director	March 15, 2006

/s/ CARLOS P. NAUDON Carlos P. Naudon	Director	March 15, 2006

/s/ RICHARD P. YANAK Richard P. Yanak	Director	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Open Solutions Inc.:

We have completed integrated audits of Open Solutions Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Open Solutions Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the U.S. services business of CGI-AMS Inc., S.O.S. Computer Systems, Inc., Financial Data Solutions, Inc. and COWWW Software, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired in purchase business combinations during 2005. We have also excluded these entities from our audit of internal control over financial reporting. The U.S. services business of CGI-AMS Inc. is a wholly-owned entity whose total assets and total revenues represent 8 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. S.O.S. Computer Systems, Inc. is a wholly-owned entity whose total assets and total revenues represent 4 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The other two acquired entities’ total assets and total revenues represent 5 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Hartford, Connecticut
March 13, 2006

OPEN SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$174,426	$49,447
Investments in marketable securities	—	12,736
Accounts receivable, net	36,582	19,975
Deferred costs	5,656	2,067
Prepaid expenses and other current assets	8,697	3,922
Deferred tax assets	13,000	12,356

Total current assets	238,361	100,503
Fixed assets, net	20,779	14,410
Capitalized software, net	7,355	6,211
Other intangible assets, net	39,439	31,168
Goodwill	94,081	66,548
Deferred tax assets, less current portion	4,283	4,560
Other assets	6,914	2,074

Total assets	$411,212	$225,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,313	$2,521
Accrued expenses	24,624	15,338
Deferred revenue, current portion	34,588	21,586
Long-term debt from customers, current portion	—	1,239
Capital lease obligations, current portion	102	735

Total current liabilities	66,627	41,419
Convertible notes payable	144,061	—
Deferred revenue, less current portion	3,251	2,706
Long-term debt from customers, less current portion	—	1,736
Capital lease obligations, less current portion	122	223
Other long-term liabilities	1,447	1,077

Total liabilities	215,508	47,161

Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 19,980,262 and 19,379,701 shares issued and outstanding at December 31, 2005 and 2004, respectively	200	194
Additional paid-in capital	206,483	199,272
Deferred compensation	(127)	—
Accumulated other comprehensive income	2,469	718
Accumulated deficit	(3,321)	(21,871)
Treasury stock, at cost, 546,134 and no treasury shares at December 31, 2005 and 2004, respectively	(10,000)	—

Total stockholders’ equity	195,704	178,313

Total liabilities and stockholders’ equity	$411,212	$225,474

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Revenues:
Software license	$51,534	$33,032	$21,391
Service, maintenance and hardware	142,217	74,151	42,461

Total revenues	193,751	107,183	63,852

Cost of revenues:
Software license	7,071	6,705	5,341
Service, maintenance and hardware	76,302	37,919	23,540

Total cost of revenues	83,373	44,624	28,881

Gross profit	110,378	62,559	34,971

Operating expenses:
Sales and marketing	24,460	14,272	10,729
Product development	19,608	11,001	6,854
General and administrative	36,351	21,123	15,888

Total operating expenses	80,419	46,396	33,471

Income from operations	29,959	16,163	1,500
Interest income and other	4,808	1,645	197
Interest expense	(4,478)	(125)	(154)

Income before income taxes	30,289	17,683	1,543
Income tax (provision) benefit	(11,739)	7,441	(234)

Net income	18,550	25,124	1,309

Preferred stock accretion charge (Note 10)	—	—	(31,500)

Net income (loss) attributable to common stockholders	$18,550	$25,124	$(30,191)

Net income (loss) per common share:
— Basic	$0.96	$1.37	$(7.74)
— Diluted	$0.85	$1.26	$(7.74)
Weighted average common shares used to compute net income (loss) per common share:
— Basic	19,361	18,313	3,903
— Diluted	24,977	19,896	3,903

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated				Total
			Additional		Other				Stockholders’	Comprehensive
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Treasury Stock		Equity	Income
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Shares	Amount	(Deficit)	(Loss)
				(In thousands, except share data)

Balance at December 31, 2002	2,474,917	$25	$5,018	$—	$—	$(48,304)	—	$—	$(43,261)
Exercise of stock options	7,943	—	10	—	—	—	—	—	10
Issuance of restricted stock	680,530	7	3,269	(3,276)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	3,276	—	—	—	—	3,276
Reversal of accrued compensation from exercise or forfeiture of stock options	—	—	60	—	—	—	—	—	60
Tax provision related to restricted stock	—	—	72	—	—	—	—	—	72
Issuance of common stock	5,570,000	56	87,891	—	—	—	—	—	87,947
Issuance cost from sale of common stock	—	—	(1,545)	—	—	—	—	—	(1,545)
Preferred stock accretion charge	—	—	(31,500)	—	—	—	—	—	(31,500)
Conversion of preferred stock	8,052,939	80	89,036	—	—	—	—	—	89,116
Deemed preferred stock dividends and accretion	—	—	(37)	—	—	—	—	—	(37)
Unrealized loss on marketable securities	—	—	—	—	(28)	—	—	—	(28)	$(28)
Net income	—	—	—	—	—	1,309	—	—	1,309	1,309

Comprehensive income										$1,281

Balance at December 31, 2003	16,786,329	168	152,274	—	(28)	(46,995)	—	—	105,419
Exercise of stock options	880,820	9	3,911	—	—	—	—	—	3,920
Issuance of common stock through employee stock purchase plan	47,086	—	799	—	—	—	—	—	799
Reversal of accrued compensation from exercise or forfeiture of stock options	—	—	321	—	—	—	—	—	321
Issuance of common stock	1,665,466	17	34,000	—	—	—	—	—	34,017
Issuance cost from sale of common stock	—	—	(578)	—	—	—	—	—	(578)
Unrealized loss on marketable securities, net of tax effects	—	—	—	—	(9)	—	—	—	(9)	$(9)
Valuation of stock options issued in acquisition	—	—	789	—	—	—	—	—	789
Tax benefit related to stock options	—	—	7,756	—	—	—	—	—	7,756
Cumulative translation adjustment	—	—	—	—	755	—	—	—	755	755
Net income	—	—	—	—	—	25,124	—	—	25,124	25,124

Comprehensive income										$25,870

Balance at December 31, 2004	19,379,701	194	199,272	—	718	(21,871)	—	—	178,313
Exercise of stock options	504,739	5	3,014	—	—	—	—	—	3,019
Issuance of common stock through employee stock purchase plan	88,754	1	1,327	—	—	—	—	—	1,328
Reversal of accrued compensation from exercise or forfeiture of stock options	—	—	297	—	—	—	—	—	297
Issuance of restricted stock	7,068	—	138	(138)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	546,134	(10,000)	(10,000)
Unrealized gain on marketable securities, net of tax effects	—	—	—		52	—	—	—	52	$52
Amortization of deferred compensation	—	—	—	11	—	—	—	—	11
Tax benefit related to stock options	—	—	2,435	—	—	—	—	—	2,435
Cumulative translation adjustment	—	—	—	—	1,699	—	—	—	1,699	1,699
Net income	—	—	—	—	—	18,550	—	—	18,550	18,550

Comprehensive income										$20,301

Balance at December 31, 2005	19,980,262	$200	$206,483	$(127)	$2,469	$(3,321)	546,134	$(10,000)	$195,704

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities
Net income	$18,550	$25,124	$1,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,380	6,434	3,901
Non-cash interest expense	688	—	—
Stock-based compensation expense	402	388	3,542
Tax benefit on restricted stock	—	—	72
Deferred tax provision	11,197	(8,057)	—
Provision for doubtful accounts	876	156	205
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(12,948)	(3,950)	(1,038)
Prepaid expenses and other current assets	(6,844)	(604)	(1,299)
Other assets	(590)	(139)	—
Accounts payable and accrued expenses	10,572	(394)	2,586
Deferred revenue	10,697	809	791

Net cash provided by operating activities	43,980	19,767	10,069

Cash flows from investing activities
Purchase of fixed assets	(10,748)	(5,555)	(1,469)
Purchase of developed software	(1,373)	—	(20)
Purchase of marketable securities	(160,655)	(62,016)	(78,156)
Sales and maturities of marketable securities	173,443	127,375	—
Business acquisitions, net of cash received	(49,620)	(82,005)	(8,037)

Net cash used in investing activities	(48,953)	(22,201)	(87,682)

Cash flows from financing activities
Proceeds from convertible notes payable	144,061	—	—
Payment of debt-issuance costs	(4,970)	—	—
Repayment of long-term debt from customers	(2,918)	(459)	—
Proceeds from exercise of stock options	3,019	3,920	10
Proceeds from issuance of common stock through employee stock purchase plan	1,328	799	—
Proceeds from issuance of long-term debt	—	—	1,661
Repayment of long-term debt	—	—	(5,014)
Repayment of capital lease obligation	(738)	(676)	(207)
Purchase of common stock	(10,000)	—	(1,800)
Proceeds from sale of common stock	—	33,439	86,402

Net cash provided by financing activities	129,782	37,023	81,052

Effect of exchange rate on cash and cash equivalents	170	5	—

Net increase in cash and cash equivalents	124,979	34,594	3,439
Cash and cash equivalents, beginning of period	49,447	14,853	11,414

Cash and cash equivalents, end of period	$174,426	$49,447	$14,853

Supplemental disclosures
Cash paid for interest	$2,152	$125	$178
Cash paid for income taxes	1,178	506	118
See Notes 4, 9, 10 and 11 for non-cash investing and financing disclosures

The accompanying notes are an integral part of these consolidated financial statements.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Open Solutions Inc. (the “Company”) is a provider of software and services that allow financial institutions to compete and service their customers more effectively. The Company develops, markets, licenses and supports an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions. The Company’s software can be operated either by the financial institution itself, on an outsourced basis in one of the Company’s outsourcing centers, or through an outsourcing center hosted by one of the Company’s resellers. The Company was incorporated in 1992 and is based in Glastonbury, Connecticut.

On March 3, 2006, the Company purchased the outstanding common stock of the Information Services Group of BISYS, Inc. (“BISYS”) for total cash consideration of approximately $470,000,000, subject to adjustments defined in the purchase agreement. This acquisition will expand the Company’s product offerings, further increasing the Company’s presence in the financial services marketplace and extending the Company’s client base to include the insurance, healthcare and other industries. See Note 17 for additional information.

On November 24, 2003, the Company effected a 1:1.45 reverse stock split of the Company’s common stock, par value $0.01 per share. All share and per share amounts for all years presented have been adjusted for the reverse stock split.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation. Significant accounts and transactions between the Company, including its subsidiaries, and its directors, officers and stockholders, are disclosed as related party transactions (see Note 15).

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

Foreign Currency Translation and Transactions

The functional currency of our Canadian subsidiary is the local currency, the Canadian dollar. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity is translated at historical rates. The statements of operations and cash flows are translated to the U.S. dollar at the average rate for the period presented. Translation adjustments are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in other income. For the years ended December 31, 2005 and 2004, the net effect of realized and unrealized foreign currency transaction gain (loss) was $(3,000) and $467,000. Prior to 2004, the Company had no foreign currency transactions.

Segment Reporting

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single reportable segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

making decisions about how to allocate resources and assess performance. The Company’s operating segments have been aggregated into one reportable segment based on similar economic characteristics and other qualitative criteria. The Company operates primarily in two geographical areas, the United States and Canada. The Company provides the following disclosures of revenues from products and services:

	Year Ended December 31,
	2005	2004	2003

Software license	$51,534,000	$33,032,000	$21,391,000

Installation, training and professional services	26,938,000	17,754,000	10,686,000
Maintenance and support	43,577,000	29,926,000	19,736,000
Data center and payment processing services	63,371,000	21,635,000	8,771,000
Hardware and other	8,331,000	4,836,000	3,268,000

Service, maintenance and hardware	142,217,000	74,151,000	42,461,000

Total revenue	$193,751,000	$107,183,000	$63,852,000

Revenues and tangible long-lived assets by significant geographic region are as follows:

	Year Ended December 31,
	2005	2004	2003

Revenues:
United States	$153,507,000	$101,717,000	$63,852,000
Canada	40,244,000	5,466,000	—

	$193,751,000	$107,183,000	$63,852,000

	As of December 31,
	2005	2004

Tangible Long-lived assets:
United States	$14,773,000	$9,664,000
Canada	6,006,000	4,746,000

	$20,779,000	$14,410,000

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with banks and all highly liquid marketable securities with maturities of three months or less at the date of acquisition.

Included in long-term other assets in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 is restricted cash of $1,430,000 and $1,384,000, respectively, related to security deposits for the Open Solutions Canada payment processing business settlement account. Cash held in the settlement account for payments in process is held on behalf of users and no net cash balance is reflected on the Company’s financial statements.

Investments in Marketable Securities

The Company’s investments in marketable securities consist primarily of corporate bonds and auction rate securities that are held with a major financial institution. During the year ended December 31, 2005, all investments in marketable securities matured or were sold. At December 31, 2004 and 2003, the Company classified its entire investment portfolio as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Equity Securities. The specific identification method is used to determine the cost basis and calculate unrealized gains and losses. Corporate bond securities are recorded at fair value, and unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. Investments in the auction rate securities are recorded at cost which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days.

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions for uncollectible accounts are made based upon a specific review of all significant outstanding invoices and are recorded in the allowance for doubtful accounts. Receivables are presented net of the allowance for doubtful accounts.

The following table represents the activity for the allowance for doubtful accounts during the years ended December 31, 2005, 2004 and 2003:

	Balance at	Additions
	Beginning	Charge to Costs	Charge to	Deductions,	Balance at
Description	of Period	and Expenses	Other Accounts	Net	End of Period

Allowance for Doubtful Accounts:
Years ended December 31,
2005	$531,000	$876,000	$—	$46,000	$1,361,000
2004	420,000	156,000	—	45,000	531,000
2003	418,000	205,000	—	203,000	420,000

Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	3 to 5 years
Office furniture and equipment	7 years
Leasehold improvements	7 years

Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

The Company capitalizes certain costs related to the development and purchase of internal-use software. Computer software costs incurred in the preliminary project stage are expensed as incurred until the point the preliminary project stage is complete, management commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point that the computer software project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the software, generally 3 to 5 years.

Capitalized Software

Capitalized software costs are primarily comprised of the costs associated with purchased technology acquired in acquisitions, software directly purchased from third-party vendors and internally developed software for use in providing service to clients (see discussion in Note 4 and Note 6). Capitalized costs related to software to be sold,

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leased or otherwise marketed are accounted for pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). These costs are amortized over the estimated economic useful life of the software, which is generally 5 to 7 years.

Research and Development Costs

Research and development costs, which are described as product development costs in the consolidated statement of operations, are expensed as incurred. Software development costs for new software products and additional modules for existing software are expensed as incurred until technological feasibility is established. Technological feasibility is established at the point in which a working model of the product has been completed and completeness of the working model and its consistency with the product design has been confirmed by testing. The establishment of technological feasibility of our products has substantially coincided with the general release of such software. As a result, internal software development costs qualifying for capitalization under SFAS 86 have not been significant.

Long-Lived Assets

The Company evaluates its long-lived assets, which are comprised primarily of fixed assets, other intangible assets and capitalized software, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets in 2005, 2004 or 2003.

Goodwill and Other Intangibles

The acquisitions described in Note 4 were accounted for using the purchase method of accounting with a total of $94,081,000 assigned to goodwill, of which approximately $40,000,000 is expected to be deductible for tax purposes. The recorded goodwill related to the Company’s acquisitions has not been subject to amortization. Other intangible assets, such as customer relationships and trade names and purchased technology resulting from the acquisitions, are amortized over their useful lives (see Note 6). The Company performs an annual impairment test of its goodwill at December 31. To accomplish this, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units and comparing such amounts to the respective fair values of each reporting unit. As of December 31, 2005, the Company had four reporting units. The Company has determined that the fair value of each reporting unit is greater than its carrying value. Accordingly, no impairment loss has been recognized.

Revenue Recognition

The Company generates revenues from licensing the rights to use its software products and certain third-party software products to end-users. The Company also generates revenues from customer support and maintenance, installation, professional service and training services provided to customers, data center services, hardware sales related to its imaging and voice response businesses, and fees collected on transactions in our payment processing business. The Company’s maintenance and support arrangements offer call center support and unspecified upgrades and enhancements on software products on a when-and-if-available basis.

The Company recognizes software license revenue when a non-cancelable license agreement has been executed, fees are fixed or determinable, the software has been delivered, accepted by the customer if acceptance is required by the contract and is other than perfunctory, and collection is considered probable.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells software licenses in conjunction with professional services for installation and maintenance. For these arrangements, the total contract value is attributed first to the maintenance arrangement based on its fair value, which is derived from substantive renewal rates. The contract value is then attributed to installation and training services based on estimated fair value, which is derived from the rates charged for similar services provided on a stand-alone basis multiplied by estimated hours to complete. The Company’s software license agreements generally do not require significant modification or customization of the underlying software, and accordingly, installation and training services are not considered essential to functionality. The remainder of the total contract value is then attributed to the software licenses based on the residual method. If significant customization of the Company’s software is required, the Company recognizes all revenue using the percentage-of-completion method. Maintenance revenues are recognized ratably over the maintenance period, including the period from delivery to completion of installation. Revenues from installation and training services are recognized as services are performed. The Company warrants its products will function substantially in accordance with documentation provided to customers. To date, the Company has not incurred any significant expenses related to warranty claims.

Data center revenues associated with allowing customers to utilize our software products on an outsourced basis and payment transaction processing revenues are recognized as services are provided, once evidence of an arrangement exists, fees are fixed or determinable and collectibility is reasonably assured. The Company obtains signed contracts, which indicate the key terms, as well as the fixed or determinable fees, in each arrangement. Revenues and related costs associated with installation of data center and transaction processing arrangements are recognized over the term of the arrangement, typically 3 to 5 years.

The Company is receiving payments under certain license and marketing agreements with resellers. The Company has provided a master license to its three primary resellers and does not have any other continuing obligation to provide additional products or services, other than the provision of client support and maintenance. The Company recognizes license revenue pursuant to these arrangements when evidence of an arrangement exists, fees are fixed or determinable, collectibility is reasonably assured, and delivery of the master has occurred. The revenue for client support and maintenance is recognized ratably over the period of maintenance, generally 3 to 5 years.

Pursuant to the Company’s license agreement with Celero Solutions (“Celero”) signed on December 21, 2005, the Company is entitled to receive minimum non-refundable license fees, payable at the beginning of each quarter. The Company may also receive additional license fees for amounts that are sold above the minimum license fee threshold, in addition to maintenance fees for post-contract support. The Company records the quarterly minimum license fees and the additional license fees as revenue in the period in which they are due and payable.

Pursuant to its amended license agreement with BISYS signed on September 30, 2003, the Company is entitled to minimum non-refundable license fees, payable at the beginning of each quarter. The Company also receives additional license fees for amounts that are sold above the minimum license fee threshold, which are payable at the end of each quarter, in addition to maintenance fees for post-contract support. The Company records the quarterly minimum license fee and the additional license fees as revenue in the period in which they are due and payable, assuming that all other revenue recognition criteria were met. On March 3, 2006, the Company’s agreement with BISYS was terminated in conjunction with the Company’s purchase of the Information Services Group of BISYS. See Note 17 for additional information.

Pursuant to its amended license agreement with its regional reseller signed on May 15, 2003 and further amended on December 31, 2004 (see Note 16), the Company receives payments upon signing and upon conversion of a financial institution, as well as certain minimum license fees. The Company records quarterly minimum license fees and any additional license fees as revenue in the period in which they are due and payable, assuming all other revenue recognition criteria were met.

Deferred revenue is comprised of payments received related to product delivery, maintenance and other services, which have been paid by customers prior to the recognition of revenue. Deferred costs are comprised of costs incurred prior to the recognition of the related revenue.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s deferred tax assets. On a quarterly basis, the Company evaluates the recoverability of its deferred tax assets based upon historical results and forecasted taxable income over future years, and matches this forecast against the basis differences, deductions available in future years and the limitations allowed for net operating loss and tax credit carryforwards to ensure that there is adequate support for the realization of the deferred tax assets. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowances, in the event the Company was to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize future deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

Net Income and Loss Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of the convertible notes using the if-converted method. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted income per share:

	Years Ended December 31,
	2005	2004	2003

Net income (loss) used for basic calculation	$18,550,000	$25,124,000	$(30,191,000)
Interest expense from convertible debt, net of tax	2,635,000	—	—

Net income (loss) used for diluted calculation	21,185,000	25,124,000	(30,191,000)
Basic net income per share — weighted average common shares outstanding	19,360,574	18,312,997	3,903,252
Dilutive effect of restricted stock, stock options and warrants	1,087,475	1,583,450	—
Dilutive effect of convertible debt	4,528,986	—	—

Diluted net income per share — weighted average common shares outstanding	24,977,035	19,896,447	3,903,252

Weighted average common share equivalents of 1,301,841, 53,225 and 7,168,026 were excluded from the computation of diluted EPS for the years ended December 31, 2005, 2004 and 2003, as they would have been anti-dilutive.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity, other than stockholders’ investments and distributions and deferred stock based compensation. Other comprehensive income consists of the cumulative translation adjustment related to our Canadian subsidiary and unrealized gains and losses on marketable securities.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. No individual customer accounted for 10% or more of total revenues for the year ended December 31, 2005. One customer represented 11.7% of total revenues for the year ended December 31, 2004. No individual customer accounted for 10% or more of total revenues for the year ended December 31, 2003. As of December 31, 2005, 2004 and 2003, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.

Fair Value of Financial Instruments

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of the Company’s convertible notes was approximately $141,000,000 at December 31, 2005 and a fluctuation in interest rates would not be material to the Company’s financial position.

Stock Compensation

The Company records stock-based compensation for awards issued to employees and directors (collectively “employees”) using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant, in accordance with APB No. 25, Accounting for Stock Issued to Employees.  Effective January 1, 2006, the Company will record compensation expense under the modified prospective method pursuant to SFAS No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (“SFAS 123R”).

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Stock Compensation (“SFAS 123”), to stock compensation:

	Year Ended December 31,
	2005	2004	2003

Net income (loss) attributable to common stockholders, as reported	$18,550,000	$25,124,000	$(30,191,000)
Add: Stock compensation expense, net of tax effect, included in reported net income (loss)	292,000	212,000	3,542,000
Subtract: Total stock compensation expense determined under fair value method, net of tax effect	(6,061,000)	(2,658,000)	(5,630,000)

Pro forma net income (loss)	$12,781,000	$22,678,000	$(32,279,000)

Reported net income (loss) per share
Basic	$0.96	$1.37	$(7.74)
Diluted	0.85	1.26	(7.74)
Pro forma net income (loss) per share
Basic	$0.66	$1.24	$(8.27)
Diluted	0.62	1.17	(8.27)

For purposes of computing pro forma net income (loss) per share, weighted average shares outstanding used for the basic and diluted calculation were 19,360,574 and 24,679,866 for the year ended December 31, 2005; 18,312,997 and 19,413,390 for the year ended December 31, 2004; and 3,903,252 and 3,903,252 for the year ended December 31, 2003. The above pro forma results are not necessarily indicative of future pro forma results. Other disclosures required by SFAS 123 have been included in Note 11.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the results of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets and amendment of APB Opinion No. 29 (“SFAS 153”), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the results of the Company.

In December 2004, the FASB issued SFAS 123R, which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for annual periods beginning after June 15, 2005. Accordingly, the Company adopted SFAS 123R on January 1, 2006. SFAS 123R requires all share-based payments to employees, including stock

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and stock issued under certain employee stock purchase plans, to be recognized in the financial statements at their fair value. SFAS 123R will require the estimation of future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. In addition, SFAS 123R amended SFAS No. 95, Statement of Cash Flow, requiring the cash flow effects of excess tax benefits to be reported as an inflow from financing activities. The Company believes that the pro forma expense currently disclosed above represents an estimate of the amounts that would have been recorded under the provisions of SFAS 123R. The Company will utilize the Black-Scholes model to value share-based payments and will follow the modified-prospective transition method. In December 2005, the Company amended its 2003 Employee Stock Purchase Plan to reduce the discount provided to 5% and to eliminate any look-back features, which will make the plan non-compensatory under SFAS 123R. The Company does not expect to make any other significant changes to its stock-based compensation plans as a result of the adoption of SFAS 123R on January 1, 2006.

The Company is currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of awards. Currently, the Company anticipates utilizing modified prospective application (“MPA”) as its transition method. A company that chooses to utilize MPA will not restate its prior financial statements. Instead, the Company will apply SFAS 123R for new awards granted after January 1, 2006, any portion of awards that were granted after December 15, 1994 that have not vested by January 1, 2006, and any outstanding liability awards. The Company also anticipates allocating expense on a straight-line basis over the requisite service period. In addition, with regard to valuation methods, the Company also anticipates relying exclusively on historical volatility.

Upon adoption of SFAS 123R in the first quarter, the Company will reverse all amounts previously recorded in equity and liabilities related to deferred compensation. The Company will also measure a cumulative effect adjustment for estimated forfeitures on previously recognized stock compensation.

3.	Investments in Marketable Securities

At December 31, 2005, the Company held no investments in marketable securities. The following table summarizes the Company’s available-for-sale investments as of December 31, 2004 and 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2004 Corporate notes and bonds	$9,797,000	$—	$(42,000)	$9,755,000
Federal notes and bonds	2,000,000	—	(14,000)	1,986,000
Municipal notes and bonds	1,000,000	—	(5,000)	995,000

Total	$12,797,000	$—	$(61,000)	$12,736,000

December 31, 2003 Corporate notes and bonds	$77,935,000	$3,000	$(31,000)	$77,907,000

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

The Company has entered into the following acquisitions (collectively, the “Acquisitions”) since the beginning of 2003, which are summarized below:

	US services
	Business to credit
	Unions of CGI-AMS,	S.O.S. Computer	Financial Data	COWWW	Datawest
	Inc.	Systems, Inc.	Solutions, Inc.	Software, Inc	Solutions Inc.
	(2005)	(2005)	(2005)	(2005)	(2004)

Tangible assets acquired	$2,592,000	$4,972,000	$3,052,000	$1,096,000	$23,194,000
Purchased technology	350,000	500,000	—	500,000	2,223,000
Goodwill	16,745,000	5,552,000	4,996,000	6,222,000	23,901,000
Other intangibles	5,200,000	3,320,000	1,250,000	1,100,000	11,476,000
Liabilities assumed	(1,127,000)	(2,799,000)	(249,000)	(445,000)	(13,166,000)

Purchase price	$23,760,000	$11,545,000	$9,049,000	$8,473,000	$47,628,000

	Omega
	Systems of	re:Member	Eastpoint	Maxxar	Liberty FiTech
	North America LLC	Data Services, Inc.	Technologies, LLC	Corporation	Systems, Inc.
	(2004)	(2004)	(2004)	(2004)	(2003)

Tangible assets acquired	$580,000	$2,732,000	$1,387,000	$1,789,000	$4,006,000
Purchased technology	250,000	750,000	290,000	760,000	530,000
Goodwill	1,901,000	12,038,000	5,122,000	4,268,000	4,843,000
Other intangibles	200,000	11,440,000	1,990,000	700,000	6,700,000
Liabilities assumed	(472,000)	(4,206,000)	(2,026,000)	(642,000)	(4,089,000)

Purchase price	$2,459,000	$22,754,000	$6,763,000	$6,875,000	$11,990,000

Each of these acquisitions was accounted for as a purchase transaction. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined based on management’s valuation analysis utilizing an income approach that takes into account future cash flows. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The Company’s purchase agreements include adjustments for working capital and collection of outstanding receivable balances, which will be adjustments to the purchase price upon final resolution with the sellers. The operating results of each business acquired have been included in the Company’s consolidated financial statements from respective dates of acquisition.

Information Services Group of BISYS

On March 3, 2006, the Company purchased the outstanding common stock of the Information Services Group of BISYS for a total cash consideration of approximately $470,000,000, subject to adjustment. Due to the timing of the acquisition, the purchase price allocation has not yet been determined by the Company. See Note 17 for further information.

U.S.-based services to credit unions business of CGI-AMS Inc.

On March 10, 2005, the Company acquired the U.S.-based services to credit unions business of CGI-AMS Inc. for cash consideration of $23,448,000. In connection with the acquisition, the Company incurred approximately $312,000 of acquisition-related costs. The purchased technology of $350,000 related to this acquisition is being

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over its useful life of five years. The other intangible asset, customer relationships of $5,200,000, is being amortized over its useful life of 20 years. Purchase accounting for this acquisition is preliminary with respect to the settlement of certain contingent payments under the purchase agreement and is expected to be finalized during 2006.

S.O.S. Computer Systems, Inc.

On April 6, 2005, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of S.O.S. Computer Systems, Inc. (“SO Systems”), a provider of core processing software and related services for credit unions, for cash consideration of $11,400,000 and acquisition related costs of approximately $145,000. The purchased technology of $500,000 related to this acquisition is being amortized over its useful life of five years. The other intangible assets, comprised of customer relationships of $3,200,000 and tradenames of $120,000, are being amortized over their useful lives of 25 and 5 years, respectively. Pro forma information related to the combined results of operations of the Company and SO Systems were not disclosed because the results of the operations of SO Systems were not material for the years ended December 31, 2005 and 2004.

Financial Data Solutions, Inc.

On June 7, 2005, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Financial Data Solutions, Inc. (“FDSI”), a company which provides image and remittance item processing, and image statement and rendering services, for cash consideration of $9,000,000 and acquisition-related costs of approximately $49,000. Intangible assets, comprised of customer relationships valued at $1,250,000, is being amortized over its useful life of 10 years. Pro forma information related to the combined results of operations of the Company and FDSI were not disclosed because the results of the operations of FDSI were not material for the years ended December 31, 2005 and 2004.

COWWW Software, Inc.

On August 9, 2005, the Company acquired all of the outstanding stock of COWWW Software, Inc. (“COWWW”), a provider of web-based archiving, retrieval and document distribution solutions for the financial services industry, for cash consideration of $8,426,000 and acquisition related costs of $47,000. The purchased technology of $500,000 related to this acquisition is being amortized over its useful life of 5 years. The other intangible asset, customer relationships of $1,100,000, is being amortized over its useful life of 12 years. Pro forma information related to the combined results of operations of the Company and COWWW were not disclosed because the results of the operations of COWWW were not material for the years ended December 31, 2005 and 2004.

Datawest Solutions Inc.

On October 29, 2004, the Company acquired all of the outstanding stock of Datawest Solutions Inc. (now known as “Open Solutions Canada”), a provider of core data processing and payment technology solutions in Canada for cash consideration of CDN $1.16 (approximately US$0.95 at the exchange rate as of October 29, 2004) per common share for 29,824,126 common shares and CDN $2.60 (approximately US$2.13 at the exchange rate as of October 29, 2004) per preferred share for 5,000,000 preferred shares, for a total aggregate consideration of CDN$47,595,986 (approximately US$38.9 million at the exchange rate as of October 29, 2004). Additionally, the Company repaid US$8.3 million of outstanding debt and incurred approximately US$417,000 of acquisition costs for a total purchase price of US$47,628,000. The purchased technology valued at $2,223,000 (at the exchange rate as of October 29, 2004) related to this acquisition is being amortized over its estimated useful life of 5 years. The other intangible asset, comprised of customer relationships with the banking and payments customers valued at $11,476,000 (at the exchange rate as of October 29, 2004), is being amortized over its estimated useful life of 12 years.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Omega Systems of North America LLC

On July 23, 2004, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Omega Systems of North America LLC (“Omega”), a company specializing in remittance and lock box solutions, for cash consideration of approximately $2,410,000 and acquisition-related costs of approximately $49,000. The purchased technology, valued at $250,000, related to this acquisition is being amortized over its estimated useful life of 5 years. The other intangible asset, customer relationships valued at $200,000, is being amortized over its estimated useful life of 5 years. Pro forma information related to the combined results of operations of the Company and Omega were not disclosed because the results of operations of Omega were not material for the year ended December 31, 2004.

re:Member Data Services, Inc.

On July 8, 2004, the Company acquired all of the outstanding stock of re:Member Data Services, Inc., a provider of core processing software and related services for credit unions, for cash consideration of approximately $21,869,000 and employee stock options valued at approximately $789,000. In connection with the acquisition, the Company incurred approximately $96,000 of acquisition-related costs. Acquired liabilities include approximately $1.0 million related to estimated losses on a lease obligation through 2010. The purchased technology, valued at $750,000, related to this acquisition is being amortized over its estimated useful life of 5 years. The other intangible assets, comprised of customer relationships valued at $11,100,000, tradenames valued at $180,000 and a non-compete agreement valued at $160,000, are being amortized over their estimated useful lives of 16, 5 and 5 years, respectively.

Eastpoint Technologies, LLC

On June 18, 2004, the Company acquired substantially all of the outstanding operating assets and assumed certain liabilities of Eastpoint Technologies, LLC, a provider of core processing software and related services for banks, for cash consideration of approximately $6,680,000. In connection with the acquisition, the Company incurred approximately $83,000 of acquisition-related costs. The purchased technology valued at $290,000 related to this acquisition is being amortized over its estimated useful life of 5 years. The other intangible assets, comprised of tradenames valued at $50,000 and customer relationships valued at $1,940,000, are being amortized over their estimated useful lives of 5 and 11 years, respectively.

Maxxar Corporation

On February 24, 2004, the Company acquired all of the outstanding capital stock of Maxxar Corporation for cash consideration of approximately $6,690,000 and $185,000 of acquisition-related costs.. The purchased technology valued at $760,000 related to this acquisition is being amortized over its estimated useful life of 7 years. The other intangible assets, comprised of tradenames valued at $120,000 and customer relationships valued at $580,000, are being amortized over their estimated useful lives of 10 to 20 years.

Liberty FiTech Systems, Inc.

On July 1, 2003, the Company acquired from Liberty Enterprises, Inc. substantially all of the operating assets and assumed certain liabilities of Liberty FiTech Systems, Inc. (“FiTech”), a provider of core processing software and related services for credit unions, for consideration of $11,704,000, consisting of $8,000,000 in cash, a promissory note in the amount of $1,904,000 and 133,195 shares of the Company’s common stock. In conjunction with the acquisition, the Company incurred approximately $286,000 of acquisition-related costs. The purchased technology related to this acquisition of $530,000 is being amortized over its estimated useful life of 5 years. The other intangible assets of $6,700,000, comprised of customer lists, are being amortized over their useful life of 12 years.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Financial Information (unaudited)

The financial information in the table below summarizes the combined results of operations of the Company and its material acquisitions on a pro forma basis, as though the companies had been combined as of January 1, 2004. The pro forma information excludes the effects of Omega, SO Systems, FDSI and COWWW, as the results of their operations are not significant to the Company. This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Year Ended December 31,
	2005	2004

Pro forma revenues	$196,965,000	$160,835,000
Pro forma net income	18,465,000	24,859,000
Pro forma net income per share — basic	$0.95	$1.36
Pro forma net income per share — diluted	0.84	1.25

5.	Fixed Assets

	December 31,
	2005	2004

Computer equipment and software	$26,780,000	$19,266,000
Office furniture and equipment	4,385,000	2,946,000
Leasehold improvements	3,591,000	1,391,000
Construction in progress	4,080,000	2,186,000

	38,836,000	25,789,000
Less: accumulated depreciation	(18,057,000)	(11,379,000)

	$20,779,000	$14,410,000

Construction in progress consists of software and related implementation costs for the Company’s enterprise software system, which was fully placed into service on January 1, 2006, and leasehold improvement costs for additional space at the Company’s new corporate lease facility, which will be fully occupied during 2006. Depreciation and amortization expense was $6,931,000, $4,122,000 and $2,462,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

6.	Capitalized Software and Other Intangible Assets

Capitalized software includes completed technology acquired in business combinations. Capitalized software also includes costs associated with purchased third-party software and costs related to the development and purchase of internal-use software to be used in providing services to customers.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of capitalized software is as follows:

	December 31,
	2005	2004

Purchased technology	$11,596,000	$10,148,000
Internal use software	1,839,000	1,746,000
Purchased third-party software	1,700,000	442,000

	15,135,000	12,336,000
Less: accumulated amortization	(7,780,000)	(6,125,000)

	$7,355,000	$6,211,000

A summary of the components of other intangible assets is as follows:

	December 31,
	2005	2004

Customer relationships	$43,316,000	$32,175,000
Tradenames	550,000	626,000
Other intangible assets	160,000	160,000

	44,026,000	32,961,000
Less: accumulated amortization	(4,587,000)	(1,793,000)

	$39,439,000	$31,168,000

Amortization expense related to capitalized software costs was $1,655,000, $1,131,000 and $1,160,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense related to other intangible assets was $2,794,000, $1,238,000 and $279,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Amortization expense for each of the next five years ended December 31 is expected to approximate:

	Capitalized	Other
	Software	Intangible Assets

2006	$1,815,000	$3,223,000
2007	1,815,000	3,223,000
2008	1,639,000	3,223,000
2009	1,143,000	3,185,000
2010	516,000	3,138,000

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

	December 31,
	2005	2004

Compensation related	$12,932,000	$5,984,000
Third party license fees	2,379,000	4,246,000
Professional fees	1,823,000	653,000
Accrued interest	1,651,000	—
Hardware and software purchases	1,911,000	229,000
Sales tax payable	867,000	931,000
Other	3,061,000	3,295,000

	$24,624,000	$15,338,000

8.	Convertible Notes Payable

In February 2005, the Company sold senior subordinated convertible notes due 2035 (the “Notes”) with an aggregate principal amount at maturity of $270 million to qualified institutional buyers pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 144A under the Act. The issue price of the Notes was $533.36 per $1,000 principal at maturity of Notes, which resulted in aggregate gross proceeds to the Company of approximately $144.1 million. The Notes are general unsecured obligations and junior to any of our existing and future senior indebtedness, including the indebtedness incurred in connection with the acquisition of the Information Services Group of BISYS.

The Notes are convertible into shares of common stock, $0.01 par value per share, of the Company at an initial conversion rate of 18.3875 shares of common stock per $1,000 principal amount at maturity of Notes, which is equal to an initial conversion price, based on the issue price, of approximately $29.02 (subject to adjustment), only under the following circumstances: (1) if the reported last sale price of the Company’s common stock reaches 130% of the accreted conversion price ($37.73 at December 31, 2005), (2) if the Notes are called for redemption, (3) if specified corporate transactions or distributions to holders of the Company’s common stock occur, (4) if a change of control occurs or (5) during the 10 trading days prior to, but not on, the maturity date of the Notes. In lieu of delivering shares of common stock upon conversion of the Notes, the Company may elect to deliver cash or a combination of cash and shares of common stock. The Notes will bear cash interest at a rate of 2.75% per year on the issue price, payable semiannually in arrears on February 2 and August 2 of each year beginning August 2, 2005 until February 2, 2012. After that date, original issue discount will accrue on the Notes at a rate of 2.75% per year on a semi-annual bond equivalent basis. On the maturity date, a holder will receive $1,000 in cash per $1,000 principal amount at maturity of Notes. The Company has the right to redeem for cash all or a portion of the Notes at any time on or after February 2, 2012 at a price equal to the sum of the issue price and the accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any. Holders of the Notes will have the right to require the Company to repurchase some or all of the Notes in cash on February 2, 2012 for $533.56, on February 2, 2015 for $579.12, on February 2, 2020 for $663.86, on February 2, 2025 for $761.00 and on February 2, 2030 for $872.35, in each case, per $1,000 principal amount at maturity of Notes, and upon certain events constituting a change of control, subject to specified exceptions, at a price equal to the sum of the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any.

The costs of approximately $5.0 million related to the issuance of the Notes have been recorded as deferred financing costs within other assets in the accompanying financial statements. During 2005 the Company recorded approximately $688,000 of interest expense related to the amortization of these deferred financing costs. The deferred financing costs is being amortized to interest expense using the effective interest method through the first put date in February 2012. If the Notes become convertible, and the Company waives its option to pay for the conversion in shares, the debt issuance costs will be amortized immediately on such date.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company does not waive its option to settle the conversion in shares, the debt issuance costs will not be amortized immediately on the date the Notes become convertible. Upon conversion, if the Company has not waived its option to settle in shares and conversion is settled in: (a) shares, the write-off of the debt issuance costs will be recorded to additional paid-in-capital or (b) cash, the write-off of the debt issuance costs will be recorded to the consolidated statement of operations in accordance with Emerging Issues Task Force No. 03-7, Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock.

9.	Long-Term Debt and Capital Lease Obligations

Certain of Open Solutions Canada’s customers prepaid their data center fees for a number of years and the Company assumed this liability upon acquisition. Customers received interest on their prepayments and fees for services are applied against the prepayments as incurred. The Company paid these amounts in full during 2005.

In conjunction with certain acquisitions in 2003 and 2004, the Company assumed capital leases for computer equipment and vehicles. The capital leases are payable in monthly installments through 2008 and have borrowing rates of 5.5 and 11.0 percent. The capital lease obligations are collateralized by the equipment or vehicles under these leases. Capital lease obligations are comprised of the following:

	December 31,	December 31,
	2005	2004

Computer equipment lease	$224,000	$931,000
Automobile lease	—	27,000

	224,000	958,000
Less: current portion	(102,000)	(735,000)

Capital lease obligations, net of current portion	$122,000	$223,000

Future minimum payments under these leases are as follows:

Year Ended December 31,
2006	$115,000
2007	90,000
2008	30,000

Total minimum lease payments	235,000
Amounts representing interest	(11,000)

Present value of minimum lease payments	$224,000

10.	Capital Stock , Treasury Stock and Redeemable Convertible Preferred Stock

Capital Stock

As of December 31, 2005, the Company’s Certificate of Incorporation authorizes up to 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2005, the Company has reserved 8,236,298 shares of common stock for the exercise of options.

Treasury Stock

On April 26, 2005, the Company’s Board of Directors authorized the repurchase of up to $10,000,000 of the Company’s common stock on or before May 2, 2006. The Company repurchased 546,134 shares of its common stock for the full $10,000,000 that was authorized during the twelve months ended December 31, 2005.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Convertible Preferred Stock

The conversion formula for the Series F preferred stock outstanding in 2003 provided for adjustment of the Series F preferred stock conversion price in the event that the Company’s initial public offering price was less than $27.03 per share. Holders of Series F preferred stock received shares of common stock from the 2003 initial public offering with an aggregate value of $62,600,000. The recorded value of Series F preferred stock was $31,100,000 and as a result, upon the closing of the initial public offering in 2003, the Company recorded an accretion charge of $31,500,000 in stockholders’ equity (deficit). This accretion charge resulted in a non-cash deduction from income attributable to holders of common stock and a deduction in related earnings per share. Concurrent with the closing of the Company’s initial public offering in December 2003, all preferred stock converted into shares of common stock.

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

2000 Stock Incentive Plan

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) was adopted by the Board of Directors and approved by the stockholders in December 2000. A maximum of 6,596,791 shares of common stock are issuable under the plan. This maximum number of 6,596,791 shares increases each January 1 during the term of the plan by an additional number of shares of common stock equal to 5% of the total number of shares of common stock issued and outstanding as of the close of business on the preceding December 31. An amendment to the 2000 Plan was adopted by the Board of Directors in August 2003 and approved by the stockholders in October 2003 to limit the aggregate number of shares of common stock issuable under the plan to 10,344,827 shares, notwithstanding the annual increase in the number of shares issuable under the plan. No participant in this plan may in any year be granted stock options or awards with respect to more than 344,827 shares of common stock.

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

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Upon the acquisition of 50% or more of the Company’s outstanding common stock pursuant to a hostile tender offer, each option granted to an officer of the Company, if it has been outstanding for at least six months, can be canceled in exchange for a cash distribution to the officer based upon the difference between the tender offer price and the exercise price of the option. The approval of the compensation or the board of directors is required in connection with such option cancellation and cash distribution.

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

With the consent of an option holder, the compensation committee can cancel that holder’s options and replace them with new options for the same or a different number of shares having an exercise price based upon the fair market value of the Company’s common stock on the new grant date. The Company has not canceled and reissued any options as of December 31, 2005.

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

Upon the acquisition of 50% or more of the Company’s outstanding common stock pursuant to a hostile tender offer, each option granted to an officer of the Company, if it has been outstanding for at least six months, will be canceled in exchange for a cash distribution to the officer based upon the difference between the tender offer price and the exercise price of the option.

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

The Board of Directors may amend or modify the 2003 Plan at any time subject to the rights of holders of outstanding options. This plan will terminate in August 2013. As of December 31, 2005, there were 22,068 options and restricted stock awards issued pursuant to the 2003 Plan.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employees are eligible to participate in the 2003 ESPP at the beginning of each six-month offering period. Through November 30, 2005, employees were able to elect to withhold up to 10% of their compensation to purchase shares of the Company’s common stock at a price equal to 85% of the fair market value of the stock on the first and last day of the offering period, whichever is lower. Effective December 1, 2005, the 2003 ESPP was amended to reduce the discount available to 5% and to eliminate the look-back feature. Accordingly, the 2003 ESPP will be non-compensatory upon the Company’s adoption of SFAS 123R. During the year-ended December 31, 2005, 88,754 shares were issued pursuant to the 2003 ESPP.

A summary of stock option activity under the 1994 Plan, 2000 Plan and 2003 Plan is as follows.

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2002	2,304,042	$5.60
Granted	663,737	4.32
Canceled	(49,544)	6.35
Exercised	(7,943)	1.35

Outstanding at December 31, 2003	2,910,292	5.32
Granted	1,095,710	22.60
Canceled	(82,757)	14.64
Exercised	(880,820)	4.41

Outstanding at December 31, 2004	3,042,425	11.55
Granted	1,165,641	20.76
Canceled	(141,280)	20.22
Exercised	(504,739)	5.98

Outstanding at December 31, 2005	3,562,047	$14.99

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options granted during the years ended December 31, 2005, 2004 and 2003:

			Weighted Average
			SFAS 123
	Numbers of	Weighted Average	Fair Value
	Options Granted	Exercise Price	at Grant Date

2003
Options granted with an exercise price equal to market value	88,959	13.05	8.71
Options granted with an exercise price greater than market value	11,019	7.25	1.89
Options granted with an exercise price less than market value	563,759	2.89	4.58
2004
Options granted with an exercise price equal to market value	1,043,862	23.08	12.98
Options granted with an exercise price less than market value	51,848	12.86	8.34
2005
Options granted with an exercise price equal to market value	1,165,641	20.76	9.67

As of December 31, 2005 and 2004, there were 1,644,522 and 1,461,217 shares exercisable at a weighted average exercise price of $10.06 and $6.17, respectively.

The following table summarizes additional information about stock options outstanding at December 31, 2005:

	Options Outstanding
	Number	Weighted Average		Options Exercisable
	Outstanding at	Remaining		Number
	December 31,	Contractual Life	Weighted Average	Exercisable at
Range of Exercise Price	2005	in Years	Exercise Price	December 31, 2005

$ 0.00 - 2.82	33,813	2.85	$0.40	26,745
2.83 - 5.62	409,962	6.95	2.97	196,020
5.63 - 8.45	1,020,013	4.99	6.80	1,001,376
8.46 - 16.90	82,466	7.31	13.08	40,338
16.91 - 19.72	596,175	9.25	19.30	2,634
19.73 - 22.54	718,532	8.21	21.41	290,812
22.55 - 28.17	701,086	8.97	24.63	86,597

	3,562,047	7.40	$14.99	1,644,522

The weighted average SFAS 123 fair value at grant date was $9.67, $12.76 and $5.09 for options granted in the years ended December 31, 2005, 2004 and 2003, respectively.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted during the applicable period:

	2005	2004	2003

Risk free interest rate	4.21%	3.28%	2.99%
Expected dividend yield	None	None	None
Expected life of option	4 years	5 years	6 years
Expected volatility	48%	66%	74%

The fair value method requires the input of highly subjective assumptions, including expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. See Note 2 for additional disclosures.

In 2003 and prior, the Company issued stock options with an exercise price less than the then-current fair market value of common stock. Compensation expense related to these option grants is being recognized ratably over the four-year vesting period and totaled $402,000, $388,000 and $266,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.	401(k) Plan

The Company has established a voluntary 401(k) plan in which all full-time employees are eligible to participate. For the years ended December 31, 2005, 2004 and 2003, the Company provided matching contributions of 25% of the first 4 percent of the employee’s compensation that is deferred under the plan, which is funded on an annual basis. Beginning January 1, 2006, the Company will make matching contributions of 50% of the first 6 percent of the employee’s compensation that is deferred under the plan which is funded on an annual basis. Eligible employees who elect to participate in the 401(k) plan are generally vested in the Company’s matching contributions after three years of service. Company contributions for the years ended December 31, 2005, 2004 and 2003 were $332,000, $225,000 and $186,000 respectively.

13.	Commitments and Contingencies

At December 31, 2005, the Company was committed under facility and various other operating leases, which expire at various dates through 2012. Minimum future lease payments under non-cancelable leases with a remaining term of greater than one year at December 31, 2005 are approximately as follows:

2006	5,313,000
2007	4,993,000
2008	4,721,000
2009	4,170,000
2010	3,846,000
Thereafter	4,372,000

Total minimum obligations	$27,415,000

Rent expense under operating leases was $5,495,000, $2,397,000 and $1,417,000 for the years ended December 2005, 2004 and 2003, respectively. The Company recognizes rent expense on a straight-line basis for all lease agreements with periods of free rent or leases with escalating payment terms.

In 2004, the Company entered into a lease agreement for a new corporate headquarters facility. The term of this lease commenced in March 2005. Additional amendments of this lease to lease additional space in the same facility were signed in April 2005 and January 2006. Minimum future lease payments total approximately $11,098,000 over the seven year term. In connection with the acquisitions discussed in Note 4, the Company assumed lease

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations for operating facilities. Minimum future lease payments for these facilities are included in the above schedule.

Legal Proceedings

The Company is from time to time a party to legal proceedings which arise in the normal course of business. The Company is not currently involved in any material litigation, the outcome of which would, in management’s judgment based on information currently available, have a material effect on the Company’s results of operations or financial condition, nor is management aware of any such litigation.

Filing of Internal Revenue Service Tax Forms on Behalf of Certain Customers

In August 2005, the Company became aware that it had not timely filed certain federal tax forms on behalf of certain of its data processing customers with the Internal Revenue Service. Upon discovering this oversight, those filings were promptly made in August 2005. The Internal Revenue Code provides that penalties can be imposed upon the failure to make timely IRS filings on those parties ultimately responsible for the filings, which in this case would be the Company’s data processing clients. However, Treasury department regulations provide that a filer’s established history of timely complying with its filing obligations may, in certain instances, result in a waiver of any penalties. The potential range of penalties is $0 to approximately $2,500,000, but because the imposition of penalties is neither probable nor estimatable, no amounts have been accrued in the financial statements as of December 31, 2005.

14.	Income Taxes

The components of earnings before income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003

United States	$21,833,000	$16,731,000	$1,543,000
Foreign	8,456,000	952,000	—

Total	$30,289,000	$17,683,000	$1,543,000

Total income tax provision (benefit) was allocated as follows:

	Year Ended December 31,
	2005	2004	2003

Tax provision recognized in statement of operations	$11,739,000	$(7,441,000)	$234,000
Goodwill, for recognition of tax benefit of stock option deduction related to an acquisition	—	(110,000)	—
Goodwill, for initial recognition of acquired tax benefits that previously were included in the valuation allowance	(7,971,000)	(774,000)	—
Stockholders’ equity, for tax benefit related to stock option deductions in excess of amounts recognized for financial reporting purposes	(2,435,000)	(7,756,000)	—
Other comprehensive income, for unrealized loss on marketable securities	33,000	(24,000)	—

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) recognized in the Company’s consolidated statement of operations consists of the following:

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$498,000	$328,000	$72,000
State	436,000	288,000	69,000
Foreign	51,000	—	—
Deferred:
Federal	6,864,000	(6,284,000)	81,000
State	925,000	(2,143,000)	12,000
Foreign	2,965,000	370,000	—

Total	$11,739,000	$(7,441,000)	$234,000

The components of the Company’s deferred income taxes at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004

Gross deferred tax assets
Net operating loss carryforwards	$21,742,000	$29,776,000
Research and development and other credits	2,257,000	1,791,000
Stock compensation expense	52,000	48,000
Deferred revenue	427,000	577,000
Accrued expenses	—	390,000
Accounts receivable	521,000	357,000
Accelerated depreciation	3,175,000	693,000
Other	51,000	74,000

Deferred tax assets, gross	28,225,000	33,706,000
Less: Valuation allowance	—	(9,380,000)

Total deferred tax assets, net of valuation allowance	28,225,000	24,326,000

Gross deferred tax liabilities
Intangible assets	(10,667,000)	(7,410,000)
Accrued expenses	(275,000)	—

Deferred tax liabilities, gross	(10,942,000)	(7,410,000)

Net deferred tax asset	$17,283,000	$16,916,000

The net change in total valuation allowance for the years ended December 31, 2005 and 2004 was a decrease of $9.4 million and $10.6 million, respectively. Realization of the net deferred tax asset is primarily dependent on the Company generating sufficient taxable income prior to the expiration of the loss carryforwards and general business credits, where applicable. During 2004, the Company reversed all of the valuation allowance against its U.S. deferred tax assets, since the Company believes that it is more likely than not that the deferred tax assets will be realized.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had previously provided a valuation allowance for the full amount of the deferred tax asset of its Canadian subsidiary. During 2005, the Company reversed $2,874,000 of the deferred tax asset of its Canadian subsidiary, which was recorded as a reduction to goodwill, as those assets were utilized. During the fourth quarter of 2005, management determined that, after considering all the available objective evidence, that it is more likely than not that the deferred tax assets of its Canadian subsidiary will be realized and reversed the remaining valuation allowance of $5,097,000, which was recorded as a reduction to goodwill to the Canadian subsidiary.

The difference between the Company’s “expected” tax expense as computed by applying the U.S. Federal corporate income tax rate of 35% to income (loss) before taxes and the recorded tax (benefit) expense are as follows:

	2005	2004	2003

Computed “expected” tax expense	$10,601,000	$6,012,000	$525,000
State income taxes, net of federal tax benefit	932,000	(1,224,000)	100,000
Non-deductible expenses	272,000	104,000	67,000
Deferred compensation	75,000	28,000	78,000
Losses benefited	—	(12,414,000)	(513,000)
Foreign tax rate differential	44,000	15,000	—
Other	188,000	38,000	(23,000)
Change in deferred tax asset due to revised federal statutory tax rate	(373,000)	—	—

Income tax (benefit) expense	$11,739,000	$(7,441,000)	$234,000

Computed “expected” tax expense	35.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	3.1%	(6.9)%	6.5%
Non-deductible expenses	0.9%	0.6%	4.3%
Deferred compensation	0.2%	0.1%	5.1%
Losses benefited	—%	(70.2)%	(33.2)%
Foreign tax rate differential	0.1%	0.1%	—%
Other	0.7%	0.2%	(1.5)%
Change in deferred tax asset due to revised federal statutory tax rate	(1.2)%	—%	—%

Income tax (benefit) expense	38.8%	(42.1)%	15.2%

At December 31, 2005, the Company had approximately $38,270,000 of federal net operating loss carryforwards that expire from 2020 to 2024, approximately $31,776,000 of state net operating loss carryforwards which expire from 2006 to 2024 and approximately $20,297,000 of foreign net operating loss carryforwards which expire from 2007 to 2013. At December 31, 2005, the Company had approximately $1,000,000 of federal research and development credit carryforwards that begin to expire in 2006 and $1,400,000 of state research and development credit carryforwards of which approximately $600,000 have an unlimited carryforward period. The Company has recorded a liability for contingencies of approximately $1,000,000, which is included in other liabilities, associated with the federal research and development credit carryforwards based on the best estimate of potential exposure. The Company will reverse such liabilities into income in the period when they are no longer required as a result of statute expiration or resolution through the normal audit process.

As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses and tax credit carry forwards. The Company experienced such an ownership change in 1995. The follow-on offering in May 2004 has resulted in a second ownership change. The Company does not believe that the Section 382 limitation with respect to the 1995 ownership change nor the change that resulted from the follow-on offering resulted in the loss of any net operating losses or tax credit carry forwards prior to their

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration. As a result of future issuance of, sales of, and other transactions involving the Company’s common stock, the Company may experience an ownership change in the future, which could cause such federal net operating losses and tax credit carryforwards to be subject to limitation under Section 382.

Deferred income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiary, which aggregated approximately $6,367,000 and $916,000 as of December 31, 2005 and 2004, respectively. The Company plans to reinvest all such earnings for future expansion and accordingly no deferred tax liability has been recorded related to these amounts. The undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practically determinable.

15.	Related Parties

Until his retirement in April 2004, a director of the Company was a member of management at one of the Company’s clients. For the years ended December 31, 2004 and 2003, revenues from the client were $2,269,000 and $599,000, respectively.

16.	Reseller Agreements

Under the terms of the Company’s license agreement with BISYS, BISYS paid the Company non-refundable minimum license fees related to the achievement of certain minimum sales requirements for both unit sales and license fees. The Company agreed not to compete with BISYS for the sale of data processing services using The Complete Banking Solution (“TCBS”) software on an outsourced basis to banks and thrifts in the United States, except in certain limited circumstances.

On March 3, 2006, the Company purchased the outstanding common stock of the Information Services Group of BISYS for a total cash consideration of approximately $470,000,000, subject to adjustment. Effective March 3, 2006, the reseller agreement with BISYS was terminated in conjunction with the acquisition of the Information Services Group of BISYS.

On May 15, 2003, the Company amended its existing software license agreement with Connecticut On-Line Computer Center, Inc. (“COCC”), the Company’s primary regional reseller. This amendment removes the maximum fee limit from the original agreement for sales after December 9, 2002, and provides for payments to the Company upon both contract signing and the conversion of the end user financial institution. This agreement was further amended on December 31, 2004. The second amendment grants COCC the rights to additional TCBS modules and ancillary products. The agreement has a term of ten years, with an option to renew for another five years by mutual consent or at COCC’s option. In addition, COCC will pay the Company non-refundable minimum license fees related to the achievement of certain minimum sales requirements for both unit sales and license fees.

On December 21, 2005 the Company entered into an agreement with Celero, a joint venture between five Canadian prairie cooperative organizations that serves more than 150 credit unions in Canada. The agreement provides Celero with 10-year licensing, reseller and maintenance rights for the Canadian version of The Complete Credit Union Solution and the right to market and use The Complete Credit Union Solution to provide outsourcing services to its credit union clients in the Canadian provinces of Alberta, Manitoba and Saskatchewan. Celero has the right to provide data center services to credit unions in the previously mentioned territories up to an aggregate member base of 940,000, which may be increased if Celero exceeds the initial member base. Under the agreement, the license fees for these 940,000 members will be paid quarterly over a three-year period. An initial license fee of CDN$3.5 million was paid upon execution of the agreement in December 2005.

During the fiscal year ended December 31, 2005, BISYS, COCC and Celero represented approximately $18,000,000, $2,500,000 and $2,700,000 of our total revenues, respectively. During the fiscal year ended December 31, 2004, BISYS and COCC represented approximately $12,500,000 and $2,000,000 of our total

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues, respectively. During the fiscal year ended December 31, 2003, BISYS represented approximately $5,800,000 of our total revenues and COCC represented approximately $1,500,000 of our total revenues.

17.	Subsequent Event

Acquisition of BISYS’s Information Services Group

On March 3, 2006, the Company purchased the outstanding common stock of the Information Services Group of BISYS for a total cash consideration of approximately $470,000,000, subject to adjustments defined in the purchase agreement. This acquisition will expand the Company’s product offerings, further increase the Company’s presence in the financial services marketplace and extend the Company’s client base to include the insurance, healthcare and other industries.

The Company used the proceeds from a $350,000,000 bank financing and $120,000,000 of available cash to fund the $470,000,000 purchase price. The bank financing is in the form of two agreements: a $320,000,000 First Lien Senior Secured Credit Agreement (the “First Agreement”), which provides for a $290,000,000 term loan (the “First Term Facility”) and a $30,000,000 revolving line of credit (the “Line of Credit”), and a $60,000,000 Second Lien Senior Secured Term Loan Agreement (the “Second Term Facility’’). The First Term Facility has a term of 5.5 years and bears interest at LIBOR plus 250 basis points and is payable beginning June 30, 2006 in the amount of $725,000 per quarter through March 31, 2011, with balloon payments of $137,750,000 due on June 30, 2011 and September 3, 2011. The Company may prepay the First Term Facility in aggregate principal amounts of $1,000,000 or an integral multiple of $250,000 in excess thereof during the term of the First Agreement. The Line of Credit expires on March 3, 2011 and bears interest at LIBOR plus 250 basis points. Borrowings under the Line of Credit are required to be in an aggregate amount of $1,000,000 or an integral multiple of $250,000 in excess thereof. The Company has not currently drawn against the Line of Credit. The Second Term Facility has a term of 6 years and bears interest at LIBOR plus 650 basis points.

Both the First Term Facility, Line of Credit and the Second Term Facility are subject to certain financial covenants. The covenants for the First Term Facility include maintaining senior leverage ratio, as defined, of 3.25 to 1.0 for the quarter ended June 30, 2006, decreasing to 2.50 to 1.0 for the quarter ended December 31, 2008 and thereafter, and a total leverage ratio, as defined, of 4.75 to 1.0 for the quarter ended June 30, 2006, decreasing to 3.75 to 1.0 the quarter ended December 31, 2008 and thereafter. In addition, the Company must maintain at all times a fixed charge coverage ratio, as defined, of 1.75 to 1.00. These financial covenants are designed to measure the Company’s ability to repay its debt as well as find its interest payments. The borrowings under the bank financing are collateralized by substantially all assets of the Company.

Costs incurred in conjunction with the bank financing will be recorded by the Company as deferred financing costs within other assets in the accompanying consolidated financial statements. Due to the timing of the acquisition, the Company has not yet finalized the accounting for the financing.

OPEN SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004
Revenue	$20,950,000	$21,820,000	$28,332,000	$36,081,000
Gross profit	11,895,000	12,735,000	16,821,000	21,108,000
Income from operations	2,925,000	3,006,000	4,362,000	5,870,000
Net income	3,002,000	3,139,000	4,470,000	14,513,000
Basic income per share	0.18	0.18	0.23	0.75
Diluted income per share	0.16	0.16	0.21	0.70
2005
Revenue	$37,726,000	$47,087,000	$49,189,000	$59,749,000
Gross profit	21,334,000	26,708,000	26,676,000	35,660,000
Income from operations	4,911,000	6,456,000	6,184,000	12,408,000
Net income	2,965,000	3,835,000	3,842,000	7,908,000
Basic income per share	0.15	0.20	0.20	0.41
Diluted income per share	0.14	0.18	0.18	0.34

EXHIBIT INDEX

Exhibit	Description

2.1	Asset Purchase Agreement between Liberty FiTech Systems, Inc., Liberty Enterprises, Inc., Open Solutions FiTech, Inc. and Open Solutions Inc. dated June 30, 2003, together with Promissory Note made by Open Solutions FiTech, Inc. in favor of Liberty FiTech Systems, Inc. for the principal sum of $1,700,000 dated June 30, 2003, together with Security Agreement between Open Solutions FiTech, Inc. and Liberty FiTech Systems, Inc. dated June 30, 2003 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).

2.2	Stock Purchase Agreement among Open Solutions Inc., OSI Acquisition Sub, Inc., Maxxar Corporation and the Stockholders listed on Schedule 1 thereto, dated as of February 24, 2004 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 24, 2004).

2.3	Asset Purchase Agreement, dated as of June 18, 2004, between Eastpoint Technologies, LLC and EP Acquisition Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 18, 2004).

2.4	Stock Purchase Agreement, dated as of July 8, 2004, by and among David B. Becker, John E. Taylor, as Trustee of the David B. Becker Family Trust and David B. Becker, as Trustee of the David B. Becker Charitable Remainder Unitrust, as shareholders of re:Member Data Services, Inc., and RD Acquisition Corp. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 8, 2004).

2.5	Asset Purchase Agreement, dated as of July 23, 2004, among Omega Systems of North America LLC, Evan P. Lewis, as sole trustee of Omega Systems of North America Voting Trust, Evan P. Lewis, as sole trustee of Omega Systems of North America Holding Trust, Tri-Core Systems Enterprises, LLC, Evan P. Lewis, as sole trustee of Tri-Core Holding Trust, Evan P. Lewis and Open Solutions Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 23, 2004).

2.6	Acquisition Agreement, dated as of August 25, 2004, between Open Solutions Inc., 6259936 Canada Inc. and Datawest Solutions Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 25, 2004).

2.7	Asset Purchase Agreement, dated as of March 10, 2005, between CGI-AMS Inc. and OS Acquisition Corp. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

2.8	Stock Purchase Agreement, dated as of September 15, 2005, by and among Open Solutions Inc., Husky Acquisition Corporation, The BISYS Group, Inc. and BISYS, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 15, 2005).

2.9	Amendment to Stock Purchase Agreement, dated as of December 15, 2005, by and among Open Solutions Inc., Husky Acquisition Corporation, The BISYS Group, Inc. and BISYS, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005).

2.10	Second Amendment to Stock Purchase Agreement, dated as of February 27, 2006, by and among Open Solutions Inc., Husky Acquisition Corporation, The BISYS Group, Inc. and BISYS, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 27, 2006).

2.11	Waiver and Third Amendment to Stock Purchase Agreement, dated as of March 3, 2006, by and among Open Solutions Inc., Husky Acquisition Corporation, The BISYS Group, Inc. and BISYS, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2006).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 7, 2003 (File No. 333-108293)).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 7, 2003 (File No. 333-108293)).

4.1	Specimen certificate for shares of the Registrant’s Common Stock (Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 7, 2003 (File No. 333-108293)).

4.2	Indenture, dated as of February 2, 2005, between Open Solutions Inc. and U.S. Bank National Association, as Trustee (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2005).

Exhibit		Description

+10	.1	1994 Stock Option Plan, as amended (Incorporated by reference to Amendment No. 1 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on October 7, 2003 (File No. 333-108293)).

+10	.2	2000 Stock Incentive Plan, as amended (Incorporated by reference to Amendment No. 1 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on October 7, 2003 (File No. 333-108293)).

+10	.3	2003 Stock Incentive Plan (Incorporated by reference to Amendment No. 1 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on October 7, 2003 (File No. 333-108293)).

+10	.4	2003 Employee Stock Purchase Plan, as amended.

+10	.5	Form of Incentive Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

+10	.6	Form of Nonstatutory Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

+10	.7	Form of Incentive Stock Option Agreement for the Registrant’s 2003 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

+10	.8	Form of Nonstatutory Stock Option Agreement for the Registrant’s 2003 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

+10	.9	Form of Restricted Stock Unit Agreement for the Registrant’s 2003 Stock Incentive Plan used prior to January 1, 2006 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

+10	.10	Form of Restricted Stock Unit Agreement for the Registrant’s 2003 Stock Incentive Plan used beginning January 1, 2006.

+10	.11	Form of Restricted Stock Agreement for the Registrant’s 2000 and 2003 Stock Incentive Plans.

+10	.12	Employment Agreement between Open Solutions Inc. and Louis Hernandez, Jr. dated April 21, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 21, 2005).

+10	.13	First Amendment to Employment Agreement between Open Solutions Inc. and Louis Hernandez, Jr. dated February 17, 2006.

+10	.14	Employment Letter Agreement between Open Solutions Inc. and Kenneth J. Saunders dated December 19, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 19, 2005).

+10	.15	Form of Director and Officer Indemnity Agreement entered into between Open Solutions Inc. and each of its directors and executive officers.

10.16		Amended and Restated Investors’ Rights Agreement between Open Solutions Inc. and the Investors (as defined therein) dated March 17, 2000 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).

†10	.17	Software License Agreement between Open Solutions Inc. and BISYS, Inc. dated as of September 1, 2003 (Incorporated by reference to Amendment No. 5 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on November 21, 2003 (File No. 333-108293)).

10.18		Letter Agreement, dated October 10, 2005, between Open Solutions Inc. and BISYS, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 10, 2005).

10.19		Letter Agreement, dated January 26, 2006, between Open Solutions Inc. and BISYS, Inc.

10.20		Letter Agreement, dated February 23, 2006, between Open Solutions Inc. and BISYS, Inc.

10.21		Gross Lease between Open Solutions Inc. and Principal Mutual Life Insurance Company dated February 29, 1996, as amended by the First Amendment to Lease between Open Solutions Inc. and Principal Mutual Life Insurance Company dated January 27, 1998, as amended by the Second Amendment to Lease between Open Solutions Inc. and Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) dated May 25, 1999, as amended by the Third Amendment to Lease between Open Solutions Inc. and Foster Properties, LLC (as successor-in-interest to Principal Life Insurance Company) dated September 16, 1999, as amended by the Fourth Amendment to Lease between Open Solutions Inc. and Foster Properties, LLC dated November 29, 2000 (Incorporated by reference to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on August 28, 2003 (File No. 333-108293)).

Exhibit		Description

10.22		Fifth Amendment to Lease Agreement between Open Solutions Inc. and WB Partners LLC (as successor-in-interest to Foster Properties, LLC) dated January 16, 2006.

10.23		Lease between Open Solutions Inc. and WB Development Partnership dated May 4, 2004 (Incorporated by reference to Amendment No. 2 to the Registrant’s registration statement on Form S-1, filed with the Securities and Exchange Commission on May 6, 2004 (File No. 333-114704)).

10.24		Amendment No. 1 to Lease between Open Solutions Inc. and Winding Brook Drive LLC, dated as of March 1, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 1, 2005).

10.25		Amendment No. 2 to Lease between Open Solutions Inc. and Winding Brook Drive LLC, dated as of January 15, 2006.

10.26		Registration Rights Agreement, dated as of February 2, 2005, among Open Solutions Inc. and the initial purchasers named therein (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2005).

10.27		Asset Purchase Agreement, dated as of April 6, 2005, among Ship Acquisition Corp., S.O.S. Computer Systems, Inc., the Clark Lindsay Ballantyne Trust, the Laura Ballantyne Warner Trust, the Dunster Family Trust and David Smart (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 6, 2005).

10.28		First Lien Senior Secured Credit Agreement, dated as of March 3, 2006, among Open Solutions Inc., the Guarantors named therein, the Swing Line Bank and Issuing Bank, each named therein, the lending institutions names therein, the Administrative Agent and the other parties thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2006).

10.29		Second Lien Senior Secured Term Loan Agreement, dated as of March 3, 2006, among Open Solutions Inc., the Guarantors named therein, the lending institutions names therein, the Administrative Agent and the other parties thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2006).

10.30		Intercreditor Agreement, dated as of March 3, 2006, among Wachovia Bank, National Association, Open Solutions Inc., the loan parties listed therein and such other parties as shall from time to time become party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2006).

+10	.31	Change in Control Protection Plan for Executive Officers.

+10	.32	Change in Control Protection Plan for Non-Employee Directors.

+10	.33	Compensatory Arrangements with Executive Officers.

+10	.34	Compensatory Arrangements with Non-Employee Directors.

21.1		List of Subsidiaries of Open Solutions Inc.

23.1		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Kenneth J. Saunders, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. section 1350.

32.2		Certification of Kenneth J. Saunders, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. section 1350.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.