Form 10-Q
period 2006-03-31
OPEN SOLUTIONS INC
filed 2006-05-10
CIK 873538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2006, 20,290,227 shares of common stock, $0.01 par value per share, were outstanding.

OPEN SOLUTIONS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

Item 1. Financial Statements
OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,655	$174,426
Accounts receivable, net	72,801	36,582
Investments in marketable securities	5,141	—
Prepaid expenses and other current assets	17,845	14,353
Deferred tax assets	13,527	13,000

Total current assets	156,969	238,361

Fixed assets, net	67,478	20,779
Intangible assets, net	211,373	46,794
Goodwill	400,404	94,081
Deferred tax assets, less current portion	2,319	4,283
Other assets	18,580	6,914

Total assets	$857,123	$411,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,039	$7,313
Accrued expenses	35,659	24,624
Deferred revenue, current portion	68,806	34,588
Capital lease obligations, current portion	4,963	102

Total current liabilities	117,467	66,627

Convertible notes payable	144,061	144,061
Long-term debt	347,000	—
Capital lease obligations, less current portion	4,816	122
Deferred revenue, less current portion	35,856	3,251
Other long-term liabilities	2,659	1,447

Total liabilities	651,859	215,508

Commitments and contingencies (Note 6)

Stockholders’ Equity;
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,408,283 and 19,980,262 shares issued and 19,862,149 and 19,434,128 shares outstanding at March 31, 2006 and December 31, 2005, respectively	204	200
Additional paid-in capital	211,159	206,483
Deferred compensation	—	(127)
Accumulated other comprehensive income	2,531	2,469
Retained earnings (accumulated deficit)	1,370	(3,321)
Treasury stock, at cost, 546,134 shares at March 31, 2006 and December 31, 2005	(10,000)	(10,000)

Total stockholders’ equity	205,264	195,704

Total liabilities and stockholders’ equity	$857,123	$411,212

The accompanying notes are an integral part of these condensed consolidated financial statements

OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share
	and per share data)
Revenues:
Software license	$11,585	$7,905
Service, maintenance and hardware	55,123	29,821

Total revenues	66,708	37,726

Cost of revenues:
Software license	2,097	1,190
Service, maintenance and hardware	31,716	15,202

Total cost of revenues	33,813	16,392

Gross profit	32,895	21,334

Operating expenses:
Sales and marketing	6,867	4,805
Product development	5,529	4,025
General and administrative	14,424	7,593

Total operating expenses	26,820	16,423

Gain on effective settlement of contract (Note 3)	4,252	—

Income from operations	10,327	4,911
Interest and other income	1,288	870
Interest expense	(3,517)	(857)

Income before income taxes	8,098	4,924
Income tax provision	3,404	1,959

Net income	$4,694	$2,965

Net income per common share:
— Basic	$0.24	$0.15
— Diluted	0.21	0.14
Weighted average common shares used to compute net income per common share:
— Basic	19,537,839	19,451,858
— Diluted	25,344,139	23,848,229
The accompanying notes are an integral part of these condensed consolidated financial statement

OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$4,694	$2,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,783	2,568
Gain on effective settlement of contract	(4,252)	—
Stock-based compensation expense	1,743	98
Non-cash interest expense	285	—
Deferred tax provision	3,369	1,211
Provision for doubtful accounts	228	131
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(2,986)	(3,170)
Prepaid expenses and other current assets	350	84
Other assets	422	91
Accounts payable and accrued expenses	(6,943)	(990)
Deferred revenue	12,992	2,189

Net cash provided by operating activities	15,685	5,177

Cash flows from investing activities
Purchases of fixed assets	(3,683)	(1,527)
Purchases of marketable securities	(5,141)	(62,872)
Sales of marketable securities	—	7,500
Business acquisitions, net of cash received	(474,446)	(24,344)

Net cash used in investing activities	(483,270)	(81,243)

Cash flows from financing activities
Proceeds from exercise of stock options	2,272	524
Proceeds from issuance of long-term debt	350,000	—
Repayment of long-term debt	(3,000)	—
Proceeds from convertible notes payable	—	144,061
Payment of debt issuance costs	(8,102)	(4,704)
Repayment of long-term debt from customers	—	(1,323)
Repayment of capital lease obligations	(342)	(245)

Net cash provided by financing activities	340,828	138,313

Effect of exchange rate on cash and cash equivalents	(14)	(27)

Net (decrease) increase in cash and cash equivalents	(126,771)	62,220
Cash and cash equivalents, beginning of period	174,426	49,447

Cash and cash equivalents, end of period	$47,655	$111,667

Supplemental disclosures
Cash paid for interest	$2,014	$82
Cash paid for income taxes	162	266
The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	The Company

Open Solutions Inc. (the “Company”) is a provider of software and services that allow financial institutions to compete and service their customers more effectively. The Company develops, markets, licenses and supports an enterprise-wide suite of software and services that performs a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. The Company’s core software and complementary products access and update real-time data stored in services relational database, which is designed to deliver strategic benefits for financial institutions. The Company’s software can be operated either by the financial institution itself, on an outsourced basis in one of the Company’s outsourcing centers or through an outsourcing center hosted by one of the Company’s resellers. The Company was incorporated in 1992 and is based in Glastonbury, Connecticut.

On March 3, 2006, the Company purchased the outstanding common stock of the Information Services Group of BISYS, Inc.
(“BISYS”) for total cash consideration of approximately $472,400,000, subject to adjustments defined in the purchase agreement. This acquisition will expand the Company’s product offerings, further increasing the Company’s presence in the financial services marketplace and extending the Company’s client base to include the insurance, healthcare and other industries. See Note 3 for additional information.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three month period ended March 31, 2006 may not be indicative of the results expected for any succeeding quarter or for the entire fiscal year ending December 31, 2006.

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

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006, using the modified prospective application method (“MPA”). SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Under the MPA, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results of prior periods have not been restated.

The Company has four stock-based compensation plans: the 1994 Stock Option Plan, the 2000 Stock Incentive Plan, the 2003 Stock Incentive Plan (collectively the “Plans”), and the 2003 Employee Stock Purchase Plan. Under these plans, restricted stock, stock options and other stock-related awards may be granted to directors, officers, employees and consultants or advisors of the Company. To date, stock-based compensation issued under the Plans consists of incentive and non-qualified stock options and restricted stock. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options and restricted stock granted to employees vest over four and five years, respectively, from the grant date, and stock options have a term of 10 years. A maximum of 14,482,757 shares of common stock is authorized for issuance under the Plans as of March 31, 2006. Upon exercise of stock options the Company’s policy is to issue new shares and, to date, the Company has not issued shares from treasury stock.

Compensation expense is measured at the grant date, based on the estimated fair value of the award. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period. Compensation expense related to all equity awards is recorded net of estimated forfeitures. Effective December 1, 2005, the 2003 Employee Stock Purchase Plan was amended to reduce the discount available to 5% and to eliminate the look-back feature. Accordingly, the 2003 Employee Stock Purchase Plan is non-compensatory under SFAS 123R.

Prior to January 1, 2006, the Company accounted for the stock-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), and related interpretations as permitted by Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. (“SFAS 123”). When applying the intrinsic value method, the Company did not record stock-based compensation cost in net income because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant, except with respect to certain awards granted prior to the Company’s initial public offering in November 2003 for which stock compensation expense has been recorded, as the exercise price of those options was less than the underlying market price. Under MPA, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Upon adoption of 123R, the Company eliminated against additional paid-in capital approximately $788,000 of deferred compensation balance previously recorded within liabilities related to the awards granted prior to the initial public offering which were granted at less than market value. At the adoption date, the Company also eliminated the deferred compensation balance of $127,000 previously recorded within equity against additional paid-in-capital.

Consistent with the valuation method used for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes model to value the compensation expense associated with its stock-based awards under SFAS 123R. The key assumptions for this valuation method include the expected term of the options, stock price volatility, risk free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The Company estimates forfeitures when recognizing compensation expense, and will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The Company utilized assumptions to value the compensation expense associated with its stock based awards based on class of employee. During the three months ended March 31, 2006 and 2005, the weighted-average fair value of the options granted under the three months ended Plans was $11.39 and 7.78, respectively, using the following assumptions:

	March 31,	March 31,
	2006	2005
Expected life in years	5 - 6.5 years	4 years

Interest rate	4.4 - 4.7%	3.9%

Volatility	38.0%	50.3%

Dividend yield	None	None
The expected stock price volatility rates are based on historical volatilities of the Company’s common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns.

Certain exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax windfalls are reflected in net operating tax loss carry-forwards, pursuant to SFAS 123R, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable, due to net operating loss carry-forwards, these windfall tax benefits are not reflected in the Company’s net operating losses in deferred tax assets for the three months ended March 31, 2006. Windfalls included in net operating loss carry-forwards but not reflected in deferred tax assets for the three months ended March 31, 2006 and 2005 are $3,474,000 and $0, respectively.

In conjunction with the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” the Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent effect on the additional paid-in capital pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon the adoption of SFAS 123R.
SFAS 123R requires the presentation of pro forma information for periods prior to the adoption as if the Company had accounted for all stock-based compensation under the fair value method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation.

Three
Months
Ended
March 31,
2005
Net income, as reported	$2,965,000
Add: Stock-based employee compensation expense included in reported net income, net of tax	62,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,288,000)

Pro forma net income	$1,739,000

Reported net income per share
Basic	$0.15
Diluted	$0.14
Pro forma net income per share
Basic	$0.09
Diluted	$0.09
During the quarter ended March 31, 2006, the Company recognized share-based compensation expense of approximately $1,605,000 for stock options and approximately $138,000 for restricted stock, which were recorded in the condensed consolidated statement of income. The income tax benefit for share-based payment recorded in the statement of operations totaled $371,000 for the three months ended March 31, 2006. As a result of adopting SFAS 123R stock-based compensation charges during the three months ended March 31, 2006, increased by approximately $1,507,000 and net income for the three months ended March 31, 2006, decreased by approximately $1,200,000, or $0.06 per basic share and $0.05 per diluted share.
A summary of the status of stock option plans at March 31, 2006 and changes during the three months then ended is presented in the table and narrative below:

		Weighted-
		Average
	Options	Exercise Price
Options outstanding at December 31, 2005	3,562,047	$14.99
Options granted	615,550	$25.92
Options cancelled	(153,246)	$19.36
Options exercised	(236,898)	$9.62

Options outstanding at March 31, 2006	3,787,453	$16.97

Options exercisable at March 31, 2006	1,714,832	$11.63

Options outstanding at March 31, 2006 had an aggregate intrinsic value of $39,260,000, a weighted-average intrinsic value of $10.37 per share and a weighted average remaining contractual life of 7.59 years. Intrinsic value of options outstanding consists of the amount by which the market price of the Company’s stock at the end of the period exceeded the exercise price of the option. Options exercised during the three months ended March 31, 2006 had a weighted-average intrinsic value of $16.16 per share. Intrinsic value of options exercised consists of the amount by which the average market price of the Company’s stock during the three months ended March 31, 2006 exceeded the exercise price of the option. The following table presents weighted average price information about significant option groups at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average	Number	Weighted-
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Average Exercise Price
$0.00 — 2.94	336,660	$2.76	6.79	178,454	$2.64
$2.95 — 5.86	305,144	5.67	3.44	305,144	5.67
$5.87 — 8.81	633,488	7.25	5.18	629,034	7.25
$8.82 — 17.62	69,672	13.90	7.43	22,619	13.31
$17.63 — 20.56	590,600	19.39	9.00	103,195	19.34
$20.57 — 23.49	1,063,591	22.26	8.34	384,657	21.91
$23.50 — 26.43	515,156	25.66	9.63	26,551	24.33
$26.44 — 29.37	273,142	28.35	8.98	65,178	27.88

	3,787,453	16.97	7.59	1,714,832	11.63

As of March 31, 2006, there was $18,200,000 of total unrecognized compensation expense related to non-vested options granted under the Plans, which is expected to be recognized over a weighted-average period of 1.6 years.
A summary of the status of non-vested restricted stock as of March 31, 2006, and changes during the quarter ended March 31, 2006 are as follows:

Weighted-
	Restricted	Average Grant
	Stock	Date Fair Value
Non-vested at January 1, 2006	—	—
Granted	195,028	$25.70
Vested	—	—
Cancelled	—	—

Non-vested at March 31, 2006	195,028	$25.70

As of March 31, 2006, there was $4,900,000 of total unrecognized compensation expense related to non-vested restricted stock granted under the Plans. The expense is expected to be recognized over a weighted-average period of 2.6 years.
Net Income Per Share
Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options using the treasury stock method and also includes the assumed conversion of the convertible debt using the if-converted method. Under the if-converted method, the after-tax interest expense is added to the numerator and the weighted average shares issuable upon conversion of the debt instrument are added to the denominator. During a loss period, the assumed exercise of in-the-money stock options and the conversion of convertible debt has an anti-dilutive effect, and therefore, these instruments would be excluded from the computation of dilutive EPS.

The following table reconciles net income and the weighted average shares outstanding used to calculate basic and diluted income per share:

	Three Months Ended March 31,
	2006	2005
Net income used for basic calculation	$4,694,000	$2,965,000
Interest expense from convertible debt, net of tax	693,000	464,000

Net income used for diluted calculation	$5,387,000	$3,429,000

Basic net income per share — weighted average common shares outstanding	19,537,839	19,451,858
Dilutive effect of stock options and restricted stock	842,096	1,197,217
Dilutive effect of convertible debt	4,964,204	3,199,154

Diluted net income per share — weighted average common shares outstanding	25,344,139	23,848,229

Weighted average common shares of 375,406 and 578,779 were excluded from the computation of diluted EPS for the three months ended March 31, 2006 and 2005, respectively
Comprehensive Income
The following table summarizes the Company’s comprehensive income:

	Three Months Ended March 31,
	2006	2005
Net income	$4,694,000	$2,965,000
Unrealized gain on marketable securities, net of tax	—	16,000
Translation adjustment	(93,000)	(493,000)
Unrealized gain on swap agreements, net of tax	155,000	—

Total comprehensive income	$4,756,000	$2,488,000

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. No one individual customer accounted for more than 10% of total revenues for the three months ended March 31, 2006 and one customer accounted for 10.3% of total revenues for the three months ended March 31, 2005.
At March 31, 2006 and December 31, 2005, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.
Investments in Marketable Securities
The Company’s investments in marketable securities at March 31, 2006 consist primarily of short term securities that are held with a major financial institution. At March 31, 2006 the Company classified its entire investment portfolio as available-for-sale as defined in SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The specific identification method is used to determine and calculate unrealized gains and losses. The Company’s marketable securities are recorded at fair value, and unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. At March 31, 2006, there were no unrealized gains or losses on the Company’s short term securities.
Segment Reporting
The Company applies the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single reportable segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been aggregated into one reportable segment based on similar economic characteristics and other qualitative criteria. The Company operates primarily in two geographical areas, the United States and Canada. The Company provides the following disclosures of revenues from products and services:

	Three Months Ended March 31,
	2006	2005
Software license	$11,585,000	$7,905,000

Installation, training and professional services	8,084,000	5,753,000
Maintenance and support	12,759,000	9,235,000
Data center and payment processing services	32,138,000	13,355,000
Hardware and other	2,142,000	1,478,000

Service, maintenance and hardware	55,123,000	29,821,000

Total revenue	$66,708,000	$37,726,000

Revenues and tangible long-lived assets by significant geographic region are as follows:

	Three Months Ended March 31,
	2006	2005
Revenues:
United States	$56,646,000	$29,686,000
Canada	10,062,000	8,040,000

	$66,708,000	$37,726,000

	As of
	March 31,	December 31,
	2006	2005
Tangible long-lived assets:
United States	$60,756,000	$14,773,000
Canada	6,722,000	6,006,000

	$67,478,000	$20,779,000

Derivative Financial Instruments
The Company does not engage in derivative trading, market-making or other speculative activities. The Company enters into agreements to manage certain exposures to fluctuations in interest rates. The Company’s interest-rate contracts involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. Net amounts paid or received are reflected as adjustments to interest expense (see Note 5).
The Company recognizes all derivative financial instruments, such as interest rate swap agreements, at their fair value regardless of the purpose or intent for holding the instrument. Changes in fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. At March 31, 2006, the Company has solely utilized derivative instruments as cash flow hedges. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income.
Software Developed for Internal Use
As a result of the acquisition of the Information Services Group of BISYS, a provider of outsourcing services, the Company will incur costs for the development of internal-use software. The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. Costs capitalized under SOP 98-1 are amortized over their estimated useful lives, generally five years, which range from three to six years.

3.	Acquisition

On March 3, 2006, the Company purchased the outstanding common stock of the Information Services Group of BISYS for total cash consideration of approximately $472,400,000, subject to adjustments defined in the purchase agreement. In conjunction with this acquisition, the Company has incurred approximately $5,400,000 of acquisition related costs. This acquisition is expected to expand the Company’s product offerings, further increase the Company’s presence in the financial services marketplace and extend the Company’s client base to include insurance, healthcare and other industries. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined based on management’s best estimate of future cash flows expected to be generated by such technology. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The purchased technology related to this acquisition is being amortized over its useful life of 5 years. The other intangible assets, comprised of customer relationships and tradenames, are being amortized over their useful lives of 15 and 5 years, respectively. Purchase accounting for this acquisition is preliminary, including the identification and valuation of tangible and intangible assets, and is expected to be finalized during 2006.

The preliminary allocation of purchase price is summarized below:

Tangible assets acquired	$87,827,000
Purchased technology	22,000,000
Goodwill	307,104,000
Other intangible assets	144,000,000
Liabilities assumed	(80,563,000)
Gain on settlement of contract, net of tax	(2,594,000)

Purchase price	$477,774,000

Under the terms of the Company’s pre-existing reseller agreement with BISYS, BISYS paid the Company non-refundable minimum license fees related to the achievement of certain minimum sales requirements. The Company agreed not to compete with BISYS for the sale of data processing services using The Complete Banking Solution (“TCBS”) software on an outsourced basis to banks and thrifts in the United States, except in certain circumstances. In connection with the purchase of the Information Services Group of BISYS, the reseller agreement with BISYS was terminated. In accordance with Emerging Issues Task Force (EITF) 04-01, Accounting for Pre-existing Relationships between the Parties to a Business Combination (“EITF 04-01”), the Company reviewed the terms of the reseller agreement to determine if this executory contract included terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, and measure a settlement gain or loss as the lesser of (A) the amount by which the reseller agreement is favorable or unfavorable to market terms or (B) the stated settlement provisions of the reseller agreement available to BISYS to which the reseller agreement is unfavorable. Accordingly, the Company recognized an imputed gain on the effective settlement of the reseller agreement with BISYS of approximately $4,252,000.

Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of the Company and its material acquisitions on a pro forma basis, as though the companies had been combined at the beginning of each period presented. The pro forma information excludes the effects of Omega Systems of North America LLC, S.O.S Computer Systems, Inc, Financial Data Systems, Inc. and COWWW Software, Inc., as the results of their operations are not significant to the Company, but does include the effects of the Information Services Group of BISYS. This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Three Months Ended March 31,
	2006	2005
Pro forma revenues	$106,906,000	$90,023,000
Pro forma net income	4,495,000	5,519,000
Pro forma net income per share — basic	$0.23	$0.28
Pro forma net income per share — diluted	0.20	0.25
Included in the pro forma results for the three months ended March 31, 2006 and 2005 is a gain of approximately $4,300,000 which represents the effective settlement of the Company’s pre-existing reseller agreement with BISYS. In addition, the pro forma results for both periods presented have been adjusted to reflect the impact of the settlement of the pre-existing reseller agreement at the beginning of each period presented, including reductions of revenue and related costs of this agreement.

4.	Bank Financing

In connection with the acquisition of the Information Services Group of BISYS, the Company obtained bank financing. The bank financing is in the form of two agreements: a $320,000,000 First Lien Senior Secured Credit Agreement (the “First Agreement”), which provides for a $290,000,000 term loan (the “First Term Facility”) and a $30,000,000 revolving line of credit (the “Line of Credit”), and a $60,000,000 Second Lien Senior Secured Term Loan Agreement (the “Second Term Facility”).

The First Term Facility has a term of 5.5 years and bears interest at LIBOR plus 250 basis points and is payable beginning
June 30, 2006 in the amount of $725,000 per quarter through March 31, 2011, with balloon payments of $137,750,000 due on June 30, 2011 and September 3, 2011. The Company may prepay the First Term Facility in aggregate principal amounts of $1,000,000 or a multiple of $250,000 in excess thereof during the term of the First Agreement. During March 2006, the Company prepaid $3,000,000 of principal and as a result the next principal payment is not due until June 30, 2007.

The Line of Credit expires on March 3, 2011 and bears interest at LIBOR plus 250 basis points. Borrowings under the Line of Credit are required to be in an aggregate amount of $1,000,000 or a multiple of $250,000 in excess thereof. To date, the Company has not drawn against the Line of Credit.

The Second Term Facility has a term of 6 years and bears interest at LIBOR plus 650 basis points and is payable on November 30, 2011.

The bank financing contains both financial and non-financial covenants including maintaining a senior leverage ratio, as defined, a total leverage ratio, as defined, and a fixed charge ratio, as defined. These financial covenants are designed to measure the Company’s ability to repay its outstanding debt as well as fund the related interest payments. Borrowings under the bank financing are collateralized by substantially all of the Company’s assets.

The costs of approximately $8.1 million related to the First and Second Term Facilities have been recorded as deferred financing costs within other assets in the accompanying financial statements. During the three months ended March 31, 2006, the Company recorded approximately $123,000 of interest expense related to the amortization of these deferred financing costs. The deferred financing costs are being amortized into interest expense using the effective interest rate method over the term of the First Term Facility which is through September 2011. To the extent the Company prepays all or a portion of the debt, the amortization of the deferred costs may be accelerated.

5.	Interest Rate Swap Agreements

On March 12, 2006, the Company entered into two separate interest rate swap agreements with a bank. The objective of these swaps is to offset the changes in variable benchmark interest rates and limit exposure in the associated uncertainty in interest expense and cash flow on the Company’s bank financing. The first swap agreement is for $217,500,000 of the Company’s $290,000,000 First Term Facility and steps down quarterly in conjunction with the Company’s anticipated repayment of the First Term Facility. This swap agreement is through December 31, 2010. The second swap agreement is for $60,000,000 of the Company’s $60,000,000 Second Term Facility. The swap agreement is through November 30, 2011. The fair value of contracts outstanding at March 31, 2006 was $155,000 and has been included in other assets.

The accounting for changes in the fair value of a derivative or hedging instrument depends upon the intended use of the derivative and the resulting designation. The effective portion of the derivative’s gain/loss is initially reported as a component of other comprehensive income and subsequently reclassified to earnings when the forecasted transaction affects earnings. The ineffective portion of gain/loss is reported in earnings immediately. Upon entering into the swap agreements, the Company assessed the effectiveness of the hedging transactions by considering the guidance in the Derivative Implementation Group (DIG) Issue G-7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is Not Applied. The Company has determined that at inception, the Company’s swap agreements are effective hedges and therefore changes in fair value will be recorded as a component of other comprehensive income as long as the hedge remains effective (see Note 2).

6.	Commitments and Contingencies

At March 31, 2006, the Company was committed under facility and various other operating leases, which expire at various dates through January 2013. Minimum future lease payments under non-cancellable leases, including those assumed in the acquisition of the Information Services Group of BISYS, with a remaining term of greater than one year at March 31, 2006 are approximately as follows:

2006	$8,097,000
2007	7,538,000
2008	7,265,000
2009	4,900,000
2010	2,920,000
Thereafter	1,862,000

Total minimum obligations	$32,582,000

Rent expense under operating leases was approximately $1,900,000 and $900,000 for the three months ended March 31, 2006 and 2005, respectively. The Company recognizes rent expense on a straight-line basis for all lease agreements with periods of free rent or leases with escalating payment terms. In connection with the acquisition of the Information Services Group of BISYS, the Company recorded a liability of approximately $1,200,000 for certain facility leases that contain lease payments above fair value as of the acquisition date. The liability will be amortized against rent expense over the term of the leases.

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

Filing of Internal Revenue Service Tax Forms on Behalf of Certain Customers

In August 2005, the Company became aware that it had not timely filed certain federal tax forms on behalf of certain of its data processing customers with the Internal Revenue Service. Upon discovering this oversight, those filings were promptly made in August 2005. The Internal Revenue Code provides that penalties can be imposed upon the failure to make timely IRS filings on those parties ultimately responsible for the filings, which in this case would be the Company’s data processing clients. However, Treasury department regulations provide that a filer’s established history of timely complying with its filing obligations may, in certain instances, result in a waiver of any penalties. The potential range of penalties is $0 to approximately $2,500,000, but because the imposition of penalties is neither probable nor estimatable, no amounts have been accrued in the financial statements as of March 31, 2006 and December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are derived from, our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Important factors that could cause these differences include those described in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
We use the terms “Open Solutions,” “we,” “us” and “our” to refer to the business of Open Solutions Inc. and our subsidiaries. All references to years, unless noted, refer to our fiscal years, which end on December 31.
Overview
We are a provider of software and services that allow financial institutions to compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that perform a financial institution’s data processing and information management functions, including account, transaction, lending, operations, back office, client information and reporting. Our complementary products and services supplement our core software to provide our clients with fully-integrated business intelligence, customer relationship management, or CRM, check and document imaging, Internet banking and cash management, general ledger and profitability, loan origination, interactive voice solutions and check and item processing functions. Our software can be operated either by the financial institution itself, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. Substantially all of our historical revenue has been generated through the licensing of our core software and our complementary products and the provision of related services and maintenance to small and mid-size commercial banks and thrifts and credit unions of all sizes. We also derive revenue from payment processing services. We view our operations and manage our business as one reportable segment, the development and marketing of computer software and related services.
We derive revenues from two primary sources:
▪	Sales of licenses for our core software and complementary products, and

▪	Fees from installation, training, maintenance and support services, as well as fees generated from our outsourcing and payment processing centers and the outsourcing centers hosted by our resellers.
Our revenues have grown from approximately $27.3 million in 2001 to approximately $193.8 million in 2005. Our revenues for the three months ended March 31, 2006 were $66.7 million. This growth has resulted from strategic acquisitions and internal expansion, through which we have developed and acquired new products and services and have expanded the number of clients using one or more of our products to approximately 5,300 as of March 31, 2006.
On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS, Inc. (“BISYS”) for a total cash consideration of approximately $472.4 million, subject to certain adjustments. In connection with this acquisition we incurred approximately $5.4 million of acquisition related costs. We expect this acquisition to expand our product offerings, further increasing our presence in the financial services marketplace and extending our client base to include the insurance, healthcare and other industries. We also anticipate this acquisition to increase the recurring portion of our revenues. In addition, in conjunction with this acquisition, our pre-existing reseller agreement with BISYS was terminated, and we recognized a pre-tax gain on the effective settlement of this contract of $4.3 million, which represents the stated settlement provision to BISYS. We used the net proceeds from a $350.0 million bank financing and $129.1 million of available cash to fund the purchase price. As discussed in greater detail below under “Liquidity and Capital Resources,” this bank financing substantially increased our indebtedness.
Software license revenue includes fees received from the licensing of application software. We license our proprietary software products under standard agreements which typically provide our clients with a perpetual non-exclusive, non-transferable right to use the software for a single financial institution upon payment of a license fee. We also license certain third-party software to clients.

We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, modifying and updating the software and providing outsourcing and payment processing services. Our software license agreements typically provide for five years of support and maintenance, with automatic yearly renewals. We perform outsourcing services through our outsourcing centers and our check, item and payment processing centers. Revenues from outsourcing center services, payment processing services and the check and item processing centers are derived from monthly and transaction based fees, typically under three to five-year service contracts with our clients.
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
We expect that our revenues from installation, training, maintenance, support services, our outsourcing centers and the outsourcing centers hosted by our resellers will continue to expand as our base of clients expands. Our maintenance and outsourcing revenues are the largest of these revenue components, and we expect that these revenues, due to their recurring nature, will continue to be a significant portion of our total revenue as our client base grows. In addition, as a result of our acquisition of the Information Services Group of BISYS, we expect these components as a percentage of total revenue to increase.
Application of Critical Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. The application of our critical accounting policies is described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. These critical accounting policies include:
▪	Revenue Recognition

▪	Allowance for Doubtful Accounts

▪	Software Development Costs

▪	Accounting for Purchase Business Combinations

▪	Long-Lived Assets, Intangible Assets and Goodwill

▪	Income Taxes
The following material changes to the application of our critical accounting policies for the three months ended March 31, 2006 were as follows:
Stock Compensation
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected term. Further, as required under SFAS 123R, we now estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We adopted the provisions of SFAS 123R on January 1, 2006 using the modified prospective application (“MPA”), which provides for certain changes to the method for valuing share-based compensation. Under the MPA, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled.
Upon the adoption of SFAS 123R, we recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in our condensed consolidated statement of income for the three months ended March 31, 2006. During the three months ended March 31, 2006, we recognized compensation expense of $1.6 million for stock options and $0.1 million for restricted stock, which were charged to our condensed consolidated statement of operations. Upon the adoption of SFAS 123R, we also eliminated against additional paid-in capital the deferred compensation balance previously recorded in liabilities of $0.8 million. We also have eliminated the deferred compensation balance of $0.1 million previously recorded in equity against additional paid-in capital and we have included the deferred compensation balance of $4.9 million related to restricted stock grants in the three months ended March 31, 2006 within additional paid-in capital.

Derivative Financial Instruments
We recognize all derivative financial instruments, such as interest rate swap agreements, at their fair value regardless of the purpose or intent for holding the instrument. Changes in fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income.
Software Developed for Internal Use
As a result of the acquisition of the Information Services Group of BISYS, a provider of outsourcing services, we will incur material costs for the development of internal-use software. We capitalize the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. Costs capitalized under SOP 98-1 are amortized over their estimated useful lives, generally five years, which range from three to six years.

Results of Operations

	Three Months Ended March 31,
	2006	2005

As a Percentage of Revenues
Revenues
Software license	17.4%	21.0%
Service, maintenance and hardware	82.6	79.0

Total revenues	100.0	100.0

Cost of revenues
Software license	3.1	3.2
Service, maintenance and hardware	47.6	40.3

Total cost of revenues	50.7	43.5

Operating expenses
Sales and marketing	10.3	12.7
Product development	8.3	10.7
General and administrative	21.6	20.1

Total operating expenses	40.2	43.5

Gain on effective settlement of contract	6.4	—

Income from operations	15.5	13.0
Interest income, net	(3.4)	—

Income before income taxes	12.1	13.0
Income tax provision	5.1	5.2

Net income	7.0%	7.8%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues.
We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing center services and from hardware sales related to the licensing of our software and other third party software products. Revenues increased 76.8% from $37.7 million for the three months ended March 31, 2005 to $66.7 million for the three months ended March 31, 2006.
Software Licenses. Software license revenues increased 46.5% from $7.9 million for the three months ended March 31, 2005 to $11.6 million for the three months ended March 31, 2006. Licensing of our core and complementary products accounted for $2.2 million of the increase as we saw an increase in the number of software license agreements in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The remaining increase of $1.5 million was due to sales of products that we acquired in the recent acquisitions of the Information Services Group of BISYS, S.O.S. Computer Systems, Inc., Financial Data Solutions, Inc. and COWWW Software, Inc. Software license revenue will vary depending on the timing, size and nature of our license transactions. For example, the average size of our software license transactions and the number of transactions may fluctuate on a period-to-period basis. Additionally, we will not be recognizing license revenues related to our reseller arrangement with BISYS in the future as this arrangement was settled upon our acquisition of the Information Services Group of BISYS. These license fees accounted for approximately $3.6 million and $2.7 million of our license revenue for the three months ended March 31, 2006 and 2005, respectively.
Maintenance. Maintenance revenues increased 38.2% from $9.2 million for the three months ended March 31, 2005 to $12.8 million for the three months ended March 31, 2006. The increase was due to our recent acquisitions, which contributed $2.9 million, and an increase in our core processing maintenance, which contributed $0.7 million. Additionally, we will not be recognizing maintenance revenues related to our reseller agreement with BISYS in the future as this arrangement was settled upon our acquisition of the Information Services Group of BISYS. These maintenance fees accounted for approximately $0.9 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. We typically provide maintenance services under five-year receivable contracts that provide for an annual increase in fees, generally tied to the change in the consumer price index. Future maintenance revenue growth is dependent on our ability to retain existing clients and increase average maintenance fees.

Implementation and Other Professional Services. Implementation and other professional services revenues increased 40.5% from $5.8 million for the three months ended March 31, 2005 to $8.1 million for the three months ended March 31, 2006. The increase in implementation and other professional services is directly related to the increase in sales of licenses to new clients and sales of additional products to existing clients. The increase in professional services revenues was also due to our recent acquisitions, which contributed $0.9 million. Our overall software license revenue levels and market demand for implementation and other professional services will continue to affect our implementation and other professional services revenues.
Outsourcing. Outsourcing revenues increased 140.6% from $13.4 million for the three months ended March 31, 2005 to $32.1 million for the three months ended March 31, 2006. The increase in outsourcing revenues was primarily due to the acquisitions completed after March 31, 2005 of the Information Services Group of BISYS, Financial Data Solutions, Inc. and COWWW Software, Inc., which contributed $18.0 million, combined with the addition of new clients in our pre-existing outsourcing centers. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.
Cost of Revenues.
Cost of revenues includes third party license fees and the direct expenses associated with providing our services such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 106.3% from $16.4 million for the three months ended March 31, 2005 to $33.8 million for the three months ended March 31, 2006. Gross margin decreased from 56.5% for the three months ended March 31, 2005 to 49.3% for the three months ended March 31, 2006. The decrease in gross margin is primarily attributable to our acquisition of the Information Services Group of BISYS, which generates gross margins lower than our historical gross margins, as BISYS business primarily consists of outsourcing services. We expect that service, maintenance and outsourcing revenues as a percentage of total revenue will continue to increase.
Cost of Software Licenses. Cost of software license revenues consists primarily of amortization expense of purchased technology, royalties, third-party software, and the costs of product media, packaging and documentation. Cost of license revenue increased 76.2% from $1.2 million for the three months ended March 31, 2005 to $2.1 million for the three months ended March 31, 2006. The increase in cost of software license revenues was primarily due to increased third-party software licenses sold in connection with our core and complementary products as well as increases in amortization of purchased technology related to our recent acquisitions.
Cost of Service, Maintenance and Hardware. Cost of service, maintenance and hardware revenues consists primarily of personnel utilized to provide implementation, conversion and training services to our software licensees; technical client support and related costs; personnel, facility, telecommunication and depreciation of capital assets utilized in servicing our outsourcing clients; and third party hardware costs. Cost of service, maintenance and hardware revenues increased 108.6% from $15.2 million for the three months ended March 31, 2005 to $31.7 million for the three months ended March 31, 2006. The increase in cost of service, outsourcing and hardware revenues was due primarily to a $12.3 million increase in costs associated with the growth of our outsourcing and payment processing business, $11.3 million of which is from the recently acquired businesses. There was also a $2.5 million increase in costs associated with implementation and other professional services, $0.9 million of which is from acquired businesses and the remainder of which is primarily related to an increased investment in our professional services organization to support the services related to increased license sales as well as future acquisitions. Maintenance costs increased $1.1 million, which primarily related to the acquired businesses. Gross margin decreased from 49.0% for the three months ended March 31, 2005 to 42.5% for the three months ended March 31, 2006. The decrease in gross margin is a result of outsourcing revenues comprising a greater portion of our total service, maintenance and hardware revenue primarily due to our acquisition of the Information Services Group of BISYS.
Operating Expenses
Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 42.9% from $4.8 million for the three months ended March 31, 2005 to $6.9 million for the three months ended March 31, 2006. This increase was due primarily to increases in commissions from higher revenues of approximately $0.3 million, stock compensation costs of $0.4 million and $1.0 million of sales and marketing costs as a result of the recent acquisitions. Sales and marketing expenses represented 12.7% of revenues for the three months ended March 31, 2005 as opposed to 10.3% of revenues for the three months ended March 31, 2006. Sales and marketing expenses as a percentage of revenues decreased primarily because we did not increase our sales or marketing expenses as rapidly as our revenues grew. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our sales and marketing expenses would increase more significantly as a result of those acquisitions.
Product Development. Product development expenses include salaries of personnel in our product development department, consulting fees and other related expenses. Product development expenses increased 37.4% from $4.0 million for the three months ended March 31, 2005 to $5.5 million for the three months ended March 31, 2006. This increase was due primarily to a $1.1 million increase in product development expenses from the acquired businesses. Product development expenses represented 10.7% of revenues for the three months ended March 31, 2005 as opposed to 8.3% of revenues for the three months ended March 31, 2006. Product development expenses as a percentage of revenues decreased primarily because product development expenses did not increase proportionally to our revenue growth. Product development expenses increased on an absolute basis primarily due to the development of enhancements to our major product lines.
General and Administrative. General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 90.0% from $7.6 million for the three months ended March 31, 2005 to $14.4 million for the three months ended March 31, 2006. The increase was due primarily to $2.7 million of expenses from the acquired businesses, an increase in stock compensation costs of $0.8 million, an increase in employee recruiting costs of approximately $0.2 million, an increase in rent expense of approximately $0.4 million, an increase in legal, audit and audit related services of approximately $0.6 million, an increase in consulting expenses of approximately $0.7 million, increases in intangible amortization expense related to our recent acquisitions of $0.8 million and investments in our infrastructure, including increases in depreciation expense from the development of new internal software systems of $0.2 million. General and administrative expenses represented 20.1% of revenues for the three months ended March 31, 2005 as opposed to 21.6% of revenues for the three months ended March 31, 2006. In the event that we acquire product lines or businesses in the future, we would anticipate that, based on the nature and magnitude of those acquisitions, our general and administrative expense would increase as a result of those acquisitions.
Gain on Effective Settlement of Contract. In connection with the acquisition of the Information Services Group of BISYS, the pre-existing reseller agreement between us and BISYS was terminated. In connection with that termination, we recorded an imputed gain on the effective settlement of this contract of $4.3 million which represents the stated settlement provision to BISYS at the acquisition date.
Interest and Other Income. Interest and other income increased 48.0% from $0.9 million for the three months ended March 31, 2005 to $1.3 million for the three months ended March 31, 2006. The increase was primarily due to the higher interest yields available in 2006.
Interest Expense. Interest expense increased 310.4% from $0.9 million for the three months ended March 31, 2005 to $3.5 million for the three months ended March 31, 2006. The increase in interest expense was due to interest from our March 2006 bank financing used to acquire the Information Services Group of BISYS combined with a full quarter of interest on our convertible notes which were issued in March 2005.
Income Tax Provision. Income tax provision increased 73.8% from $2.0 million for the three months ended March 31, 2005 to $3.4 million for the three months ended March 31, 2006. Our effective tax rate increased from 39.8% to 42.0% for the three months ended March 31, 2005 and 2006, respectively, primarily as a result of the adoption of SFAS 123R and the effect of stock-based compensation expense recorded for incentive stock options. An incentive stock option does not ordinarily result in a tax benefit for us unless these is a disqualifying disposition of stock. Accordingly, no deferred tax asset or benefit has been recognized by us for compensation expense recorded for incentive stock options. We expect to record a higher tax rate than has been recorded historically as incentive stock options continue to vest. Additional factors that may impact our expected rate would include changes in the magnitude and location of taxable income among taxing jurisdictions, including the blended state tax rate based on the mix of states we do business in, any non-deductible expenses and any tax credits we may receive.

Liquidity and Capital Resources
At March 31, 2006 and December 31, 2005, we had cash and cash equivalents totaling $47.7 million and $174.4 million, respectively.
The following table sets forth the elements of our cash flow statement for the following periods:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$15,685	$5,177
Net cash used in investing activities	(483,270)	(81,243)
Net cash provided by financing activities	340,828	138,313
Cash from Operating Activities
Cash provided by operations in the three months ended March 31, 2006 was attributable to net income of $4.7 million, depreciation and amortization of $5.8 million, stock compensation expense of $1.7 million and a decrease in working capital of $3.8 million partially offset by the non-cash gain on settlement of a contract of $4.3 million. The decrease in working capital was primarily attributable to an increase in deferred revenue of $13.0 million partially offset by an increase in accounts receivable of $3.0 million and a decrease in accounts payable and accrued expenses of $6.9 million. Cash provided by operations in the three months ended March 31, 2005 was attributable to net income of $3.0 million, depreciation and amortization and other non-cash items of $4.0 million partially offset by an increase in working capital of $1.8 million, primarily due to an increase in accounts receivable.
Cash from Investing Activities
Cash from investing activities consists primarily of purchases of fixed assets, investments in marketable securities and business acquisitions. Total capital expenditures for the three months ended March 31, 2006 and 2005 were $3.7 million and $1.5 million, respectively, and were primarily related to purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
In the three months ended March 31, 2006, we purchased $5.1 million in marketable securities. In the three months ended March 31, 2005, we purchased $62.9 million in marketable securities and $7.5 million of marketable securities matured or were sold.
Additionally, net cash used in investing activities for the three months ended March 31, 2006 included $474.4 million used for the acquisition of the Information Services Group of BISYS, net of cash received. Net cash used in investing activities for the three months ended March 31, 2005 included $24.3 million used for the acquisition of the information services business of CGI-AMS Inc., net of cash received.
Cash from Financing Activities
During the three months ended March 31, 2006 and 2005, we received $2.3 million and $0.5 million, respectively, of proceeds from the exercise of stock options.
We used the proceeds from a $350.0 million bank financing, in addition to $129.1 million of available cash, to fund the purchase price of the Information Services Group of BISYS. The bank financing is in the form of two agreements: a $320.0 million First Lien Senior Secured Credit Agreement (the “First Agreement”), which provides for a $290 million term loan (the “First Term Facility”) and a $30 million revolving line of credit (the “Line of Credit”), and a $60 million Second Lien Senior Secured Term Loan Agreement (the “Second Term Facility”). The First Term Facility has a term of 5.5 years and bears interest at LIBOR plus 250 basis points and is payable beginning June 30, 2006 in the amount of $725,000 per quarter through May 31, 2011, with balloon payments of $137.8 million due on June 30, 2011 and September 3, 2011. We may prepay the First Term Facility in aggregate principal amounts of $1.0 million or a multiple of $250,000 in excess thereof during the term of the First Agreement. During March 2006, we prepaid $3.0 million of Principal and as a result the next principal payment is not due until June 30, 2007. The Line of Credit expires on March 3, 2011 and bears interest at LIBOR plus 250 basis points. Borrowings under the Line of Credit are required to be in an aggregate amount of $1.0 million or a multiple of $250,000 in excess thereof. To date, we have not drawn against the Line of Credit. The Second Term Facility has a term of 6 years and bears interest at LIBOR plus 650 basis points. The bank financing contains both financial and non-financial covenants including maintaining a senior leverage ratio, as defined, a total leverage ratio, as defined and a fixed charge ratio, as defined. These financial covenants are designed to measure our ability to repay our outstanding debt as well as fund the related interest payments. Borrowings under the bank financing are secured by substantially all of our assets. We believe we will be in compliance with the covenants related to our bank financing for the next twelve months.
On March 12, 2006, we entered into two separate interest rate swaps with a bank, the objective of which is to offset the changes in benchmark interest rates and the associated uncertainty in interest expense and cash flow on our bank financing. The first swap agreement is for $217,500,000 of our $290,000,000 First Term Facility and steps down quarterly in conjunction with our anticipated repayment of the First Term Facility. This swap agreement is through December 31, 2010. The second swap agreement is for $60,000,000 of our $60,000,000 Second Term Facility. This swap agreement is through November 30, 2011.
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
Contractual Obligations as of March 31, 2006

	Payments Due by Period
					More than
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5 years
Bank Financing	$496,684	$27,835	$61,096	$60,246	$347,507
Convertible Notes Payable	293,771	3,962	7,923	7,923	273,963
Capital Lease Obligations	10,200	5,160	4,799	241	—
Operating Leases	32,582	8,097	14,803	7,820	1,862

Total Contractual Obligations	$833,237	$45,054	$88,621	$76,230	$623,332

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
Our interest expense is generally not sensitive to changes in the general level of interest rates in the United States. Although a majority of our indebtedness is at variable rates, we manage the interest rate risk of our variable rate bank financing, principally by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of March 31, 2006, the interest payments on $277.5 million of our variable rate debt have been swapped to fixed rates, allowing us to maintain 86% of our debt at fixed interest rates and 14% at variable interest rates. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $0.2 million at March 31, 2006. Interest rate swap agreements increased net interest expense by $54,000 for the three months ended March 31, 2006. A 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition or results of operations.
All of our cash and cash equivalents are held on deposit with banks and highly liquid marketable securities with maturities of three months or less.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
The implementation of additional modules of our new accounting system, completed effective January 1, 2006, and the adoption of new accounting pronouncements, including SFAS 123R, required us to modify and add certain internal controls and processes and procedures Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, we are currently evaluating the internal controls and processes and procedures over financial reporting with respect to the Information Services Business of BISYS which we acquired on March 3, 2006.

PART II - OTHER INFORMATION
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
The large majority of our revenues are derived from financial institutions in the banking and credit union industry, primarily small to mid-size banks and thrifts and credit unions of all sizes, and we expect to continue to derive substantially all of our revenues from these institutions for the foreseeable future. Unfavorable economic conditions adversely impacting the banking and credit union industry could have a material adverse effect on our business, financial condition and results of operations. For example, financial institutions in the banking and credit union industry have experienced, and may continue to experience, cyclical fluctuations in profitability as well as increasing challenges to improve their operating efficiencies. Due to the entrance of non-traditional competitors and the current environment of low interest rates, the profit margins of commercial banks, thrifts and credit unions have narrowed. As a result, some institutions have slowed, and may continue to slow, their capital spending, including spending on computer software and hardware, which can negatively impact license sales of our core and complementary products to new and existing clients. Decreases in or reallocation of capital expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures could adversely affect our business, financial condition and results of operations.
Consolidation in the banking and financial services industry could adversely impact our business by eliminating a number of our existing and potential clients.
There has been and continues to be merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our clients and potential clients. A smaller market for our services could have a material adverse impact on our business and results of operations. In addition, it is possible that the larger banks or financial institutions which result from mergers or consolidations could decide to perform themselves some or all of the services which we currently provide or could provide. If that were to occur, it could have a material adverse impact on our business, financial condition and results of operations.
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
Although we were profitable for the year ended December 31, 2005, and the three months ended March 31, 2006, we may not be profitable in future periods, either on a short or long-term basis. There can be no assurance that operating losses will not recur in the future, that we will sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.
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
We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our core software product sales cycle generally ranges between six to nine months, and our implementation cycle for our core software generally ranges between six to nine months. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:
▪	our clients’ budgetary constraints,

▪	the timing of our clients’ budget cycles and approval processes,

▪	our clients’ willingness to replace their core software solution vendor,

▪	the success and continued support of our strategic marketing partners’ sales efforts, and

▪	the timing and expiration of our clients’ current license agreements or outsourcing agreements for similar services.
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
We periodically review several items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of March 31, 2006, we had approximately $400.4 million of goodwill and $211.4 million of capitalized software costs and other intangible assets. We periodically review these assets for impairment. If we determine that the carrying value of these assets are not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and other intangible assets.

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
Our quarterly revenues, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations are due to several factors relating to the license and sale of our products, including:
▪	the timing, size and nature of our licensing transactions,

▪	lengthy and unpredictable sales cycles,

▪	the timing of introduction and market acceptance of new products or product enhancements by us or our competitors,

▪	the timing of acquisitions by us of businesses and products,

▪	product and price competition,

▪	the relative proportions of revenues derived from license fees and services,

▪	changes in our operation expenses,

▪	software bugs or other product quality problems, and

▪	personnel changes and fluctuations in economic and financial market conditions.
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
We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 17.4% of revenues for the three months ended March 31, 2006, and 21.0% of revenues for the three months ended March 31, 2005. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.
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
We have a significant amount of indebtedness, including approximately $144.1 million in senior subordinated notes and $347.0 million in bank financing. In connection with our bank financing, we are required to maintain sufficient leverage and fixed charge ratios. Our substantial indebtedness could have important consequences to our stockholders and note holders. For example, it could:
▪	make it more difficult for us to satisfy our obligations with respect to our notes, our bank financing or other indebtedness,

▪	increase our vulnerability to general adverse economic and industry conditions,

▪	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, product development efforts and other general corporate purposes,

▪	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

▪	place us at a disadvantage compared to our competitors that have less debt, and

▪	limit our ability to borrow additional funds.
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
Since January 1, 2001, we have acquired fourteen businesses. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions. In addition, acquisitions are typically accompanied by a number of risks, including:
▪	the difficulty of integrating the operations and personnel of the acquired companies,

▪	the maintenance of acceptable standards, internal controls, procedures and policies,

▪	the potential disruption of our ongoing business and distraction of management,

▪	the impairment of relationships with employees and clients as a result of any integration of new management and other personnel,

▪	the inability to maintain relationships with clients of the acquired business,

▪	the difficulty of incorporating acquired technology and rights into our products and services,

▪	the failure to achieve the expected benefits of the combination or acquisition,

▪	expenses related to the acquisition,

▪	the incurrence of additional debt related to the acquisition,

▪	potential unknown liabilities associated with acquired businesses,

▪	unanticipated expenses related to acquired technology and its integration into existing technology, and

▪	differing regulatory and industry standards, certification requirements and product functional requirements.
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
On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS, our largest acquisition to date. We expect that the integration of this acquisition will require significant management time and resources and may pose unexpected challenges. Any failure by us to successfully integrate this acquisition would have a material adverse effect on our business, results of operations and financial condition.
We receive a portion of our revenues from relationships with strategic marketing partners, and if we lose one or more of these marketing partners or fail to add new ones it could have a negative impact on our business.
We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, BISYS had historically accounted for a meaningful portion of our revenues. During the three months ended March 31, 2006 and 2005, BISYS represented approximately $4.5 million and $3.9 million, or 6.8% and 10.3%, respectively, of our total revenues. In conjunction with our acquisition of the Information Services Group of BISYS, our reseller agreement with BISYS was terminated.
In December 2005, we signed an agreement with Celero Solutions (“Celero”). The agreement provides Celero with 10-year licensing, reseller and maintenance rights for the Canadian version of The Complete Credit Union Solution. This agreement grants Celero license to market and use The Complete Credit Union Solution and the right to provide outsourcing services to credit union clients in the Canadian provinces of Alberta, Manitoba and Saskatchewan. Celero has the right to provide data center services to credit unions in the previously mentioned territories up to an aggregate member base of 940,000. Under the agreement, the license fees for these 940,000 members will be paid quarterly over a three-year period. During the three months ended March 31, 2006, Celero represented approximately $1.3 million, or 1.9%, of our total revenues.
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
The financial services industry is subject to extensive and complex federal and state regulation. Financial institutions, including banks, thrifts and credit unions, operate under high levels of governmental supervision. Our clients must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under federal and state truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Community Reinvestment Act, the Gramm-Leach-Bliley Act of 1999, the USA Patriot Act, the Health Insurance Portability and Accountability Act of 1996 and other federal, state, provincial and local laws and regulations. The compliance of our products and services with these requirements may depend on a variety of factors, including the product at issue and whether the client is a bank, thrift, credit union or other type of financial institution.
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
Although we have never been the subject of a material intellectual property dispute, there can be no assurance that a third party will not assert that our technology violates its intellectual property rights in the future. As the number of software products in our target market increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any claims, whether with or without merit, could:
▪	be expensive and time consuming to defend,

▪	cause us to cease making, licensing or using products that incorporate the challenged intellectual property,

▪	require us to redesign our products, if feasible,

▪	divert management’s attention and resources, and

▪	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.
There can be no assurance that third parties will not assert infringement claims against us in the future with respect to our current or future products or that any such assertion will not require us to enter into royalty arrangements (if available) or litigation that could be costly to us.
We may not have sufficient funds available to pay amounts due under our senior subordinated convertible notes.
We will be required to pay cash to holders of our senior subordinated convertible notes:
▪	upon purchase of the convertible notes by us at the option of holders on February 2 in each of 2012, 2015, 2020, 2025 and 2030, in an amount equal to the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any,

▪	upon purchase of the convertible notes by us at the option of holders upon some changes of control, in an amount equal to the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any,

▪	at maturity of the convertible notes, in an amount equal to the entire outstanding principal amount, and

▪	in the event that we elect to pay cash in lieu of the delivery of shares of common stock upon conversion of the convertible notes, upon conversion, in an amount up to the conversion value of the convertible notes.
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
On October 29, 2004, we completed the acquisition of Datawest Solutions Inc., now known as Open Solutions Canada, a provider of banking and payment technology solutions located in Vancouver, British Columbia, Canada. Although prior to our acquisition of Datawest Solutions, Inc. we had not generated significant revenues from operations outside the United States, we expect that the portion of our revenues generated by our international operations will increase as a result of our acquisition of Datawest. As is the case with most international operations, the success and profitability of such operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:
▪	difficulties and costs of staffing and managing foreign operations,

▪	differing regulatory and industry standards and certification requirements,

▪	the complexities of foreign tax jurisdictions,

▪	currency exchange rate fluctuations, and

▪	import or export licensing requirements.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, including our convertible notes and the additional debt we incurred in connection with our acquisition of BISYS’s Information Services Group (“BISYS Acquisition Financing”), and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the convertible notes and BISYS Acquisition Financing, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes and BISYS Acquisition Financing, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the convertible notes and BISYS Acquisition Financing, on commercially reasonable terms or at all.
If we fail to effectively manage our growth, our financial results could be adversely affected.
We have expanded our operations rapidly in recent years. For example, our aggregate annual revenues increased from approximately $27.3 million in 2001 to approximately $193.8 million in 2005. As of March 31, 2006, we had approximately
1,650 employees, up from approximately 600 as of December 31, 2003. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management.
We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, business, operating results and financial condition could be adversely affected.
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
We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as:
▪	taking advantage of growth opportunities, including more rapid expansion,

▪	acquiring businesses and products,

▪	making capital improvements to increase our servicing capacity,

▪	paying amounts due under our senior subordinated convertible notes or other indebtedness

▪	developing new services or products, and

▪	responding to competitive pressures.
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
In the past few years, technology stocks listed on the Nasdaq National Market have experienced high levels of volatility. The price of our common stock depends on many factors, some of which are beyond our control and may not be related to our operating performance. The factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:
▪	price and volume fluctuations in the overall stock market from time to time,

▪	significant volatility in the market price and trading volume of financial services companies,

▪	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts,

▪	general economic conditions and trends,

▪	major catastrophic events,

▪	loss of a significant client or clients,

▪	sales of large blocks of our stock, or

▪	departures of key personnel.
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
In addition, as of March 31, 2006, we had options to purchase a total of 3,787,453 shares of our common stock outstanding under our stock incentive plans, of which 1,714,832 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.
Some provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.
Our restated certificate of incorporation and our amended and restated by-laws contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors, including the following:
▪	our board of directors is classified into three classes, each of which serves for a staggered three year term,

▪	only our board of directors, the Chairman of our board of directors or our President may call special meetings of our stockholders,

▪	our stockholders may take action only at a meeting of our stockholders and not by written consent,

▪	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval,

▪	our stockholders have only limited rights to amend our by-laws, and

▪	we impose advance notice requirements for stockholder proposals.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

OPEN SOLUTIONS INC.

/s/ Louis Hernandez, Jr.

Dated: May 10, 2006	Louis Hernandez, Jr.
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

/s/ Kenneth J. Saunders

Dated: May 10, 2006	Kenneth J. Saunders
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Second Amendment to Stock Purchase Agreement, dated as of February 27, 2006, by and among Open Solutions Inc., Husky Acquisition Corporation, The BISYS Group, Inc. and BISYS Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 27, 2006).

2.2	Waiver and Third Amendment to Stock Purchase Agreement, dated as of March 3, 2006, by and among Open Solutions Inc., Husky Acquisition Corporation, The BISYS Group, Inc. and BISYS Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2006).

10.1	First Amendment to Employment Agreement between Open Solutions Inc. and Louis Hernandez, Jr. dated February 17, 2006 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Form of Director and Officer Indemnity Agreement entered into between Open Solutions Inc. and each of its directors and executive officers (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Letter Agreement, dated January 26, 2006, between Open Solutions Inc. and BISYS, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.4	Letter Agreement, dated February 23, 2006, between Open Solutions Inc. and BISYS, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Fifth Amendment to Lease Agreement between Open Solutions Inc. and WB Partners LLC (as successor-in-interest to Foster Properties, LLC) dated January 16, 2006 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.6	Amendment No. 2 to Lease between Open Solutions Inc. and Winding Brook Drive LLC, dated as of January 15, 2006 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.7	First Lien Senior Secured Credit Agreement, dated as of March 3, 2006, among Open Solutions Inc., the Guarantors named therein, the Swing Line Bank and Issuing Bank, each named therein, the lending institutions named therein, the Administrative Agent and the other parties thereto (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	Second Lien Senior Secured Credit Agreement, dated as of March 3, 2006, among Open Solutions Inc., the Guarantors named therein, the lending institutions named therein, the Administrative Agent and the other parties thereto (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.9	Intercreditor Agreement, dated as of March 3, 2006, among Wachovia Bank, National Association, Open Solutions Inc., the loan parties listed therein and such other parties as shall from time to time become party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2006).

10.10	Change in Control Protection Plan for Non-Employee Directors (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.11	Change in Control Protection Plan for Executive Officers (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Kenneth J. Saunders, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. section 1350.

32.2	Certification of Kenneth S. Saunders, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. section 1350.