Form 10-Q
period 2006-06-30
OPEN SOLUTIONS INC
filed 2006-08-09
CIK 873538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No☑
     As of August 4, 2006, 20,650,855 shares of common stock, $0.01 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,953	$174,426
Investments in marketable securities	8,038	—
Accounts receivable, net	76,981	36,582
Prepaid expenses and other current assets	18,338	14,353
Deferred tax assets	11,601	13,000

Total current assets	160,911	238,361

Fixed assets, net	38,316	20,779
Intangible assets, net	224,511	46,794
Goodwill	416,098	94,081
Deferred tax assets	1,194	4,283
Other assets	19,253	6,914

Total assets	$860,283	$411,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,682	$7,313
Accrued expenses	30,150	24,624
Deferred revenue, current portion	72,279	34,588
Capital lease obligations, current portion	4,668	102

Total current liabilities	112,779	66,627

Convertible notes payable	144,061	144,061
Long-term debt	342,000
Capital lease obligations, less current portion	3,596	122
Deferred revenue, less current portion	36,892	3,251
Other long-term liabilities	3,216	1,447

Total liabilities	642,544	215,508

Commitments and contingencies (Note 6)

Stockholders’ equity;
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,607,787 and 19,980,262 shares issued and 20,061,653 and 19,434,128 shares outstanding at June 30, 2006 and December 31, 2005, respectively	206	200
Additional paid-in capital	215,676	206,483
Deferred compensation	—	(127)
Accumulated other comprehensive income, net of tax	6,390	2,469
Retained earnings (accumulated deficit)	5,467	(3,321)
Treasury stock at cost; 546,134 and 546,134 treasury shares at June 30, 2006 and December 31, 2005, respectively	(10,000)	(10,000)

Total stockholders’ equity	217,739	195,704

Total liabilities and stockholders’ equity	$860,283	$411,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(In thousands, except share and per share data)
Revenues:
Software license	$9,189	$11,349	$20,774	$19,254
Service, maintenance and hardware	97,945	35,738	153,068	65,559

Total revenues	107,133	47,087	173,842	84,813

Cost of revenues:
Software license	1,762	1,638	3,859	2,828
Service, maintenance and hardware	55,174	18,741	86,890	33,943

Total cost of revenues	56,936	20,379	90,749	36,771

Gross profit	50,197	26,708	83,093	48,042

Operating expenses:
Sales and marketing	9,743	6,003	16,611	10,808
Product development	6,883	5,080	12,412	9,105
General and administrative	18,393	9,169	32,817	16,762

Total operating expenses	35,019	20,252	61,840	36,675

Gain on effective settlement of contract (Note 3)	—	—	4,252	—

Income from operations	15,178	6,456	25,505	11,367
Interest income and other	605	1,170	1,892	2,040
Interest expense	(8,976)	(1,210)	(12,492)	(2,067)

Income before income taxes	6,807	6,416	14,905	11,340
Income tax provision	2,710	2,581	6,114	4,540

Net income	$4,097	$3,835	$8,791	$6,800

Net income per common share:
— Basic	$0.21	$0.20	$0.45	$0.35
— Diluted	0.19	0.18	0.40	0.32
Weighted average common shares used to compute net income per common share:
— Basic	19,797,324	19,372,648	19,667,937	19,412,034
— Diluted	25,652,446	25,399,423	25,571,621	24,638,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$8,791	$6,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,923	3,313
Amortization	10,846	2,029
Gain on effective settlement of contract	(4,252)	—
Non-cash interest expense	840	294
Stock based compensation expense	3,938	200
Deferred tax provision	5,547	3,707
Provision for doubtful accounts	680	277
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(6,377)	(10,955)
Prepaid expenses and other assets	4,783	(1,023)
Accounts payable and accrued expenses	(16,779)	809
Deferred revenue	18,675	3,399

Net cash provided by operating activities	32,613	8,850

Cash flows from investing activities
Purchases of fixed assets and capitalized software	(10,076)	(3,936)
Purchases of marketable securities	(8,038)	(92,758)
Sales of marketable securities	—	54,168
Business acquisitions, net of cash received	(476,309)	(41,936)

Net cash used in investing activities	(494,423)	(84,462)

Cash flows from financing activities
Proceeds from exercise of stock options and issuance of common stock from employee stock purchase plan	4,581	1,441
Repayment of long-term debt from customers	—	(2,917)
Repayment of capital lease obligation	(1,864)	(479)
Proceeds from issuance of long-term debt	350,000	—
Repayment of long-term debt	(8,000)	—
Proceeds from convertible notes payable	—	144,061
Payment of debt issuance costs	(11,806)	(4,915)
Repurchase of common stock	—	(8,461)

Net cash provided by financing activities	332,911	128,730

Effects of exchange rate on cash and cash equivalents	426	(48)
Net (decrease) increase in cash and cash equivalents	(128,473)	53,070
Cash and cash equivalents, beginning of period	174,426	49,447

Cash and cash equivalents, end of period	$45,953	$102,517
Supplemental disclosures
Cash paid for interest	$9,728	$121
Cash paid for income taxes	$818	$405
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	The Company

Open Solutions Inc. (the “Company”) is a provider of open relational software technologies and services designed to enable financial institutions to better compete and service their customers more effectively. The Company develops, markets, licenses and supports an enterprise-wide suite of software and services that performs a financial institution’s core data processing and information management functions. The Company’s software applications can be operated either by the financial institution itself, on an outsourced basis in one of the Company’s outsourcing centers or through an outsourcing center hosted by one of the Company’s resellers.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and six months ended June 30, 2006 may not be indicative of the results expected for any succeeding quarter or for the entire fiscal year ending December 31, 2006.

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

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006, using the modified prospective application method (“MPA”). SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Under the MPA, compensation costs recognized in the three and six months ended June 30, 2006 include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results of prior periods have not been restated.

The Company has four stock-based compensation plans: the 1994 Stock Option Plan, the 2000 Stock Incentive Plan, the 2003 Stock Incentive Plan (collectively the “Plans”), and the 2003 Employee Stock Purchase Plan. Under the Plans, restricted stock, stock options and other stock-related awards may be granted to directors, officers, employees and consultants or advisors of the Company. To date, stock-based compensation issued under the Plans consists of incentive and non-qualified stock options and restricted stock. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options and restricted stock granted to employees vest over four and five years, respectively from the grant date, and stock options have a term of 10 years. A maximum of 14,482,757 shares of common stock is authorized for issuance under the Plans as of June 30, 2006. Upon exercise of stock options, the Company’s policy is to issue new shares and, to date, the Company has not issued shares from treasury stock.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
Prior to January 1, 2006, the Company accounted for the stock-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), and related interpretations as permitted by SFAS 123. When applying the intrinsic value method, the Company did not record stock-based compensation cost in net income because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant, except with respect to certain awards granted prior to the Company’s initial public offering in November 2003, for which the exercise price of those options was less than the underlying market price. Under the MPA, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Upon adoption of SFAS 123R, the Company netted against additional paid-in capital approximately $788,000 of deferred compensation related to the awards granted prior to the initial public offering which were granted at less than market value, which had previously been recorded as a liability. Upon adoption, the Company also netted the deferred compensation balance of $127,000 previously recorded within equity against additional paid-in capital.
Consistent with the valuation method it used for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes model to value the compensation expense associated with its stock-based awards under SFAS 123R. The key assumptions for this valuation method include the expected term of the options, stock price volatility, risk free interest rate, dividend yield and exercise price. Many of these assumptions require judgments by management and are highly sensitive in the determination of compensation expense. The Company estimates forfeitures when recognizing compensation expense, and will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The assumptions made by the Company to value the compensation expense associated with its stock-based awards are based (in part) on class of employee.
During the three months ended June 30, 2006 and 2005, the weighted-average fair value of the options granted under Plans was $12.68 and $8.30, respectively. During the six months ended June 30, 2006 and 2005, the weighted-average fair value of the options granted under the Plans was $11.49 and $8.97, respectively, using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life in years	5	4	5	4

Interest rate	5.47%	3.82%	4.88%	3.82%

Volatility	43.37%	48.63%	38.45%	48.63%

Dividend yield	None	None	None	None
The expected stock price volatility rates are based on historical volatilities of the Company’s common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical patterns.
Certain exercises of stock options resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax windfalls are reflected in net operating tax loss carry-forwards, pursuant to SFAS 123R, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable due to net operating loss carry-forwards, these windfall tax benefits are not reflected in the Company’s net operating losses in deferred tax assets at June 30, 2006. Windfalls included in net operating loss carry-forwards but not reflected in deferred tax assets as of June 30, 2006 and 2005 are approximately $6,000,000 and $0, respectively.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
In conjunction with the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effective of Share-Based Payment Awards, the Company elected to adopt the alternative transition method for calculating the tax effective of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent effect on the additional paid-in capital pool and the statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon the adoption of SFAS 123R.
SFAS 123R requires the presentation of pro forma information for periods prior to the adoption as if the Company had accounted for all stock-based compensation under the fair value method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation during 2005.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$3,835,000	$6,800,000
Add: Stock-based employee compensation expense included in reported net income, net of tax	86,000	152,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,539,000)	(2,827,000)

Pro forma net income	$2,382,000	$4,125,000

Reported net income per share:
Basic	$0.20	$0.35
Diluted	$0.18	$0.32
Pro forma net income per share:
Basic	$0.12	$0.21
Diluted	$0.12	$0.21
During the six months ended June 30, 2006, the Company recognized stock-based compensation expense of approximately $3,535,000 for stock options and approximately $403,000 for restricted stock. The income tax benefit for stock-based payment recorded in the statement of operations totaled $877,000 for the six months ended June 30, 2006. As a result of adopting SFAS 123R, stock-based compensation charges during the six months ended June 30, 2006 increased by approximately $3,300,000 and net income for the six months ended June 30, 2006 decreased by approximately $2,500,000, or $0.13 per basic share and $0.10 per diluted share.
A summary of the status of the Company’s stock options at June 30, 2006 and changes during the six months then ended are as follows:

		Weighted-
		Average
	Options	Exercise Price
Options outstanding at December 31, 2005	3,562,047	$14.99
Options granted	678,550	26.07
Options cancelled	(196,321)	19.51
Options exercised	(431,445)	10.35

Options outstanding at June 30, 2006	3,612,831	17.42

Options exercisable at June 30, 2006	1,706,356	12.29

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Options outstanding at June 30, 2006 had an aggregate intrinsic value of $33,700,000, a weighted-average intrinsic value of $9.33 per share and a weighted average remaining contractual life of 7.49 years. Intrinsic value of options outstanding consists of the amount by which the market price of the Company’s stock at the end of the period exceeded the exercise price of the option. Options exercised during the six months ended June 30, 2006 had a weighted-average intrinsic value of $16.96 per share. Intrinsic value of options exercised consists of the amount by which the average market price of the Company’s stock during the six months ended June 30, 2006 exceeded the exercise price of the option. The following table presents weighted average information about significant option groups at June 30, 2006:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of Exercise Prices	Number	Exercise Price	Contractual Life	Number	Exercise Price

$0.00 — 2.94	297,459	$2.83	6.73	178,217	$2.79
$2.95 — 5.86	270,005	5.70	3.18	270,005	5.70
$5.87 — 8.81	589,666	7.25	4.97	588,454	7.25
$8.82 — 17.62	60,594	13.97	7.30	21,801	13.76
$17.63 — 20.56	549,578	19.39	8.74	150,584	19.37
$20.57 — 23.49	1,001,382	22.29	8.24	392,721	21.97
$23.50 — 26.43	511,639	25.67	9.39	28,262	24.37
$26.44 — 29.37	332,508	28.16	8.93	76,312	27.87

	3,612,831	17.42	7.49	1,706,356	12.29
As of June 30, 2006, there was $19,001,000 of unrecognized compensation expense related to non-vested options granted under the Plans, which is expected to be recognized over a weighted-average period of 1.91 years.
A summary of the status of non-vested restricted stock at June 30, 2006 and changes during the six months then ended are as follows:

Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Non-vested at December 31, 2005	—	—
Granted	213,862	$25.87
Vested	—	—
Cancelled	—	—

Non-vested at June 30, 2006	213,862	$25.87

As of June 30, 2006, there was $5,233,000 of unrecognized compensation expense related to non-vested restricted stock granted under the Plans, which is expected to be recognized over a weighted-average period of 2.89 years.
Investments in Marketable Securities
The Company’s investments in marketable securities at June 30, 2006 consist primarily of short-term time deposits that are held with a major financial institution. The Company’s marketable securities are recorded at fair value. At June 30, 2006, there were no unrealized gains or losses on the Company’s short term securities.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Segment Reporting
The Company applies the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company views its operations and manages its business as one reportable segment, the development and marketing of financial services-focused computer software and related services. Factors used to identify the Company’s single reportable segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company operates primarily in two geographical areas, the United States and Canada. The Company provides the following disclosures of revenues from products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Software license	$9,189,000	$11,349,000	$20,774,000	$19,254,000

Installation, training and professional services	11,831,000	6,812,000	19,915,000	12,566,000
Maintenance and support	14,966,000	11,320,000	27,725,000	20,555,000
Data center and payment processing services	68,149,000	15,352,000	100,287,000	28,705,000
Hardware and other	2,999,000	2,254,000	5,141,000	3,733,000

Service, maintenance and hardware	97,945,000	35,738,000	153,068,000	65,559,000

Total revenues	$107,134,000	$47,087,000	$173,842,000	$84,813,000

Revenues and tangible long-lived assets by significant geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:

United States	$93,744,000	$39,076,000	$150,391,000	$68,761,000
Canada	13,390,000	8,011,000	23,451,000	16,052,000

Total revenues	$107,134,000	$47,087,000	$173,842,000	$84,813,000

	As of
	June 30,	December 31,
	2006	2005
Tangible long-lived assets:
United States	$31,988,000	$14,773,000
Canada	6,328,000	6,006,000

	$38,316,000	$20,779,000

Net Income Per Share
Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options using the treasury stock method and also includes the assumed conversion of the Company’s convertible debt using the if-converted method. Under the if-converted method, the after-tax interest expense is added to the numerator and the weighted average shares issuable upon conversion of the debt instrument are added to the denominator.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
The following table reconciles net income and the weighted average shares outstanding used to calculate basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income used for basic calculation	$4,097,000	$3,835,000	$8,791,000	$6,800,000
Interest expense from convertible debt, net of tax effect	716,000	703,000	1,421,000	1,167,000

Net income used for diluted calculation	$4,813,000	$4,538,000	$10,212,000	$7,967,000

Basic net income per share — weighted average common shares outstanding	19,797,324	19,372,648	19,667,937	19,412,034
Dilutive effect of stock options, warrants and unvested restricted stock	890,918	1,062,571	939,480	1,139,799
Dilutive effect of convertible debt	4,964,204	4,964,204	4,964,204	4,086,555

Diluted net income per share — weighted average common shares outstanding	25,652,446	25,399,423	25,571,621	24,638,388

Weighted average common shares of 299,966 and 259,427 were excluded from the computation of diluted EPS for the three and six months ended June 30, 2006, and 1,477,425 and 1,286,019 were excluded for the three and six months ended June 30, 2005, as their effect would have been anti-dilutive.
Comprehensive Income
The following table summarizes comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$4,097,000	$3,835,000	$8,791,000	$6,800,000
Unrealized gain on marketable securities	—	38,000	—	54,000
Foreign currency translation adjustment	2,413,000	(452,000)	2,322,000	(945,000)
Unrealized gain on cash flow hedge, net of tax	1,446,000	—	1,601,000	—

Total comprehensive income	$7,956,000	$3,421,000	$12,714,000	$5,909,000

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. No customers accounted for more than 10% of total revenues for the three and six month periods ended June 30, 2006 and 2005. At June 30, 2006 and December 31, 2005, no customer accounted for 10% or more of the total accounts receivable balance. The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.
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
The Company recognizes all derivative financial instruments, such as interest rate swap agreements, at their fair value regardless of the purpose or intent for holding the instrument. Changes in fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether if qualifies as a fair value hedge or cash flow hedge. At June 30, 2006, the Company had solely utilized derivative instruments as cash flow hedges. Changes in fair values of derivatives accounted as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Software Developed for Internal Use

As a result of the acquisition of the Information Services Group of BISYS, Inc. (“BISYS”), a provider of outsourcing services, the Company has recently began to incur costs for the development of internal-use software. The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Capitalized computer software costs consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. Costs capitalized under SOP 98-1 are amortized over their estimated useful lives, which range from three to six years.

3.	Acquisitions

On March 3, 2006, the Company purchased the outstanding common stock of the Information Services Group of BISYS for total cash consideration of approximately $472,400,000, subject to adjustments set forth in the purchase agreement. In conjunction with this acquisition, the Company has incurred approximately $5,700,000 of acquisition related costs. This acquisition is expected to expand the Company’s product offerings, further increase the Company’s presence in the financial service marketplace and extend the Company’s client base to include insurance, healthcare and other industries. This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of purchased technology was determined based on management’s best estimate of future cash flows expected to be generated by such technology. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The purchased technology related to this acquisition is being amortized over its useful life of 5 years. The other intangible assets, comprised of customer relationships and tradenames, are being amortized over their useful lives of 15 and 5 years, respectively based on the pattern in which economic benefits of the asset are consumed. The Company reclassified approximately $27,950,000 of purchased third party licenses that were recorded within fixed assets on its March 31, 2006 balance sheet to intangible assets as part of the finalization process of the purchase price allocation. Purchase accounting for this acquisition is preliminary and is expected to be finalized during 2006.

The preliminary allocation of purchase price is summarized below:

Tangible assets acquired	$59,942,000
Purchased technology	53,899,000
Goodwill	321,150,000
Other intangibles	128,000,000
Liabilities assumed	(82,340,000)
Gain on settlement of contract, net of tax	(2,594,000)

Purchase price	$478,057,000
Under the terms of the Company’s pre-existing reseller agreement with BISYS, BISYS paid the Company non-refundable minimum license fees related to the achievement of certain minimum sales requirements. The Company agreed not to compete with BISYS for the sale of data processing services using The Complete Banking Solution (“TCBS”) software on an outsourced basis to banks and thrifts in the United States, except in certain circumstances. In connection with the purchase of the Information Services Group of BISYS, this reseller agreement with BISYS was terminated. In accordance with Emerging Issued Task Form (EITF) 04-01, Accounting for Pre-existing Relationships between the Parties to a Business Combination (“EITF 04-01”), the Company reviewed the terms of the reseller agreement to determine if this executory contract included terms that were favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, and measured a settlement gain or loss as the lesser of (A) the amount by which the reseller agreement was favorable or unfavorable to market terms or (B) the stated settlement provisions of the reseller agreement available to BISYS to which the reseller agreement is unfavorable. Accordingly, the Company recognized an imputed gain on the effective settlement of the reseller agreement with BISYS of approximately $4,252,000. This gain represents the stated settlement provision available to BISYS.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of the Company and its material acquisitions, (the U.S. based services to credit unions business of CGI-AMS Inc. and the Information Services Group of BISYS), on a pro forma basis, as though the companies had been combined at the beginning of each period presented. The pro forma information excludes the effect of Omega Systems of North America LLC, S.O.S. Computer Systems, Inc., Financial Data Systems, Inc. and COWWW Software, Inc., as the results of their operations, individually and in the aggregate, are not significant to the Company. This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below.

	Three Months Ended,	Six Months Ended June 30,
	June 30, 2005	2006	2005
Pro forma revenues	$95,564,000	$214,041,000	$181,970,000
Pro forma net income	$3,517,000	8,510,000	7,924,000
Pro forma net income per share — basic	$0.18	$0.43	$0.41
Pro forma net income per share — diluted	$0.17	$0.39	$0.37
Included in the pro forma results for the six months ended June 30, 2006 and 2005 is a gain of approximately $4,252,000 which represents the effective settlement of the Company’s pre-existing reseller agreement with BISYS. In addition, the pro forma results for both periods presented have been adjusted to reflect the impact of the settlement of the pre-existing reseller agreement at the beginning of each period presented, including reductions of revenue and related costs of the Company and the Information Services Group of BISYS related to this agreement.

4.	Bank Financing

In connection with the acquisition of the Information Services Group of BISYS, the Company obtained bank financing. The bank financing is in the form of two agreements: a $320,000,000 First Lien Senior Secured Credit Agreement (the “First Agreement”), which provides for a $290,000,000 term loan (the “First Term Facility”) and a $30,000,000 revolving line of credit (the “Line of Credit”), and a $60,000,000 Second Lien Senior Term Loan Agreement (the “Second Term Facility”).

The First Term Facility, which has a term of 5.5 years and bears interest at LIBOR plus 250 basis points, was originally payable beginning June 30, 2006 in the amount of $725,000 per quarter through March 31, 2011, with balloon payments of $137,750,000 due on June 30, 2011 and September 3, 2011. The Company may prepay the First Term Facility in aggregate principal amounts of $1,000,000 or a multiple of $250,000 in excess thereof during the term of the First Agreement. During the six months, ended June 30, 2006, the Company prepaid an aggregate of $8,000,000 of principal and, as a result, the next principal payment is not due until June 30, 2008. The remaining principal balance of the First Term Facility as of June 30, 2006 was $282,000,000.

The Line of Credit expires on March 3, 2011 and bears interest at LIBOR plus 250 basis points. Borrowings under the Line of Credit are required to be in an aggregate amount of $1,000,000 or a multiple of $250,000 in excess thereof. To date, the Company has not drawn against the Line of Credit.

The Second Term Facility has a term of 6 years and bears interest at LIBOR plus 650 basis points and is payable on November 30, 2011. The remaining principle balance of the Second Term Facility as of June 30, 2006 was $60,000,000.

The bank financing contains both financial and non-financial covenants including maintaining a senior leverage ratio, as defined, a total leverage ratio, as defined, and a fixed charge ratio, as defined. These financial covenants are designed to measure the Company’s ability to repay its outstanding debt as well as to fund the related interest payments. Borrowings under the bank financing are collateralized by substantially all of the Company’s assets.

The costs of approximately $8.1 million related to the First and Second Term Facilities have been recorded as deferred financing costs within other assets in the accompanying financial statements. During the six months ended June 30, 2006, the Company recognized approximately $0.5 million of interest expense related to the amortization of these deferred financing costs. The deferred financing costs are being amortized into interest expense using the effective interest rate method over the term of the First Term Facility, which is through September 2011. To the extent the Company prepays all or a portion of the debt, the amortization of the deferred costs may be accelerated.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
5.	Interest Rate Swap Agreements

On March 12, 2006, the Company entered into two separate interest rate swap agreements with a bank. The objective of these derivative instruments is to offset the changes in variable benchmark interest rates and to limit exposure to uncertainty in interest expense and cash flow on the Company’s bank financing. The first swap agreement is for $217,500,000 of the Company’s $290,000,000 First Term Facility and steps down quarterly in conjunction with the Company’s anticipated repayment of the First Term Facility. This swap agreement extends through December 31, 2010. The second swap agreement is for $60,000,000 of the Company’s $60,000,000 Second Term Facility. This swap agreement extends through November 30, 2011. The fair value of these derivative instruments at June 30, 2006 was $2.7 million and has been recorded within other assets.

The accounting for changes in the fair value of a derivative or hedging instrument depends upon the intended use of the derivative and the resulting designation. The effective portion of the derivative’s gain/loss is initially reported as a component of other comprehensive income and subsequently reclassified to earnings when the forecasted transaction affects earnings. The ineffective portion of gain/loss is reported in earnings immediately. Upon entering into the swap agreements, the Company assessed the effectiveness of the hedging transactions by considering the guidance in the Derivative Implementation Group (DIG) Issue G-7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is Not Applied. The Company has determined that at inception, the Company’s swap agreements are effective hedges and therefore changes in fair value will be recorded as a component of other comprehensive income as long as the hedge remains effective.

6.	Commitments and Contingencies

At June 30, 2006, the Company was committed under facility and various other operating leases, which expire at various dates through January 2013. Minimum future lease payments under non-cancelable leases with a remaining term of greater than one year at June 30, 2006 are approximately as follows:

2006	$8,020,000
2007	7,499,000
2008	6,852,000
2009	4,586,000
2010	2,751,000
Thereafter	2,777,000

Total minimum obligations	$32,485,000

Rent expense under operating leases was approximately $3,740,000 and $2,085,000 for the six months ended June 30, 2006 and 2005, respectively. The Company recognizes rent expense on a straight-line basis for all lease agreements with periods of free rent or escalating payment terms. In connection with the acquisition of the Information Services Group of BISYS, the Company recorded a liability of approximately $1,200,000 for certain facility leases that contain lease payments above fair value as of the acquisition date. The liability will be amortized against rent expense over the term of the leases.

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

Filing of Internal Revenue Service Tax Forms on Behalf of Certain Customers

In August 2005, the Company became aware that it had not timely filed certain federal tax forms on behalf of certain of its data processing customers with the Internal Revenue Service. Upon discovering this oversight, those filings were promptly made in August 2005. The Internal Revenue Code provides that penalties can be imposed upon the failure to make timely IRS filings on those parties ultimately responsible for filings, which in this case would be the Company’s data processing clients. However, Treasury department regulations provide that a filer’s established history of timely complying with its filing obligations may, in certain instances, result in a waiver of any penalties. The potential range of penalties is $0 to approximately $2,500,000, but because the imposition of penalties is neither probable nor estimable, no amounts have been accrued in the financial statements as of June 30, 2006 and December 31, 2005.

OPEN SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
7.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 31, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48, and the amounts reported after adoption, will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, management has not yet determined the impact, if any, of adopting the provisions of FIN 48 on the Company’s financial position and results of operations.

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
Overview
Open Solutions is a provider of open relational software technologies and services designed to enable financial institutions to better compete and service their customers more effectively. We develop, market, license and support an enterprise-wide suite of software and services that performs a financial institution’s core data processing and information management functions, including account, transaction, deposit, lending, operations, back office, client information and reporting. Our complementary products and services supplement our relational core software to provide our clients with fully-integrated business intelligence, customer relationship management, or CRM, check and document imaging, Internet banking and cash management, general ledger and profitability, loan origination, payment, web services, interactive voice solutions, HSA (health savings accounts) and Check 21 enabled check and item processing solutions. Our software applications can be operated either by the financial institution itself, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers. Substantially all of our historical revenue has been generated through the licensing of our core software and our complementary products and the provision of related services and maintenance to small and mid-size commercial banks and thrifts and credit unions of all sizes. We also derive revenue from payment processing services. We view our operations and manage our business as one reportable segment, the development and marketing of financial services focused computer software and related services.
We derive revenues from two primary sources:
•	sales of licenses for our core software and complementary products, and

•	fees from installation, training, maintenance and support services, as well as fees generated from our outsourcing and payment processing centers and the outsourcing centers hosted by our resellers.
Our revenues have grown from approximately $27.3 million in 2001 to approximately $193.8 million in 2005. Our revenues for the six months ended June 30, 2006 were $173.8 million. This growth has resulted from strategic acquisitions and internal expansion, through which we have developed and acquired new products and services and have expanded the number of clients using one or more of our products to approximately 5,400 as of June 30, 2006.
On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS, Inc. (“BISYS”) for total cash consideration of approximately $472.4 million, subject to certain adjustments. In connection with this acquisition, we incurred approximately $5.7 million of acquisition related costs. This acquisition expands our product offerings, offers us additional cross selling solutions, further increases our presence in the financial services marketplace and extends our client base for our outsourcing services to include the insurance, healthcare and other industries. We anticipate that this acquisition will increase the recurring portion of our revenues. In addition, in conjunction with this acquisition, our pre-existing reseller agreement with BISYS was terminated, and we recognized a pre-tax gain on the effective settlement of this contract of approximately $4.3 million, which represents the stated settlement provision available to BISYS. We used the net proceeds from a $350.0 million bank financing and $129.1 million of available cash to fund the purchase price. As discussed in greater detail under “Liquidity and Capital Resources,” this bank financing substantially increased our indebtedness.
Software license revenue includes fees received from the licensing of application software. We license our proprietary software products under standard agreements which typically provide our clients with the perpetual, non-exclusive, non-transferable right to use the software for a single financial institution upon payment of a license fee. We also license certain third-party software to clients.

We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, modifying and updating the software and providing outsourcing and payment processing services. Our software license agreements typically provide for five years of support and maintenance, with automatic annual renewals.
We perform outsourcing services through our outsourcing centers and our check, item and payment processing centers. Revenues from outsourcing services, payment processing services and the check and item processing services are derived from monthly and transaction based fees, typically under three to five-year service contracts.
We derive other revenues from hardware sales and client reimbursement of out-of-pocket and telecommunication costs. We have entered into agreements with several hardware manufacturers under which we sell computer hardware and related services. Client reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel.
We expect that our revenues from installation, training, support and maintenance, our outsourcing centers and the outsourcing centers hosted by our resellers will continue to expand as our base of clients expands. Our maintenance and outsourcing revenues are the largest of these revenue components, and we expect that these revenues, due to their recurring nature, will continue to be a significant portion of our total revenue as our client base grows. In addition, as a result of our acquisition of the Information Services Group of BISYS, we expect the revenue from outsourcing services to increase as a percentage of total revenue.
Application of Critical Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. The application of our critical accounting policies is described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities Exchange Commission. These critical accounting policies include:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Software Development Costs

•	Accounting for Purchase Business Combinations

•	Long-Lived Assets, Intangible Assets and Goodwill

•	Income Taxes
The following material changes to the application of our critical accounting policies for the six months ended June 30, 2006 were as follows:
Stock Compensation
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected term. Further, as required under SFAS 123R, we now estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We adopted the provisions of SFAS 123R on January 1, 2006 using the modified prospective application method (“MPA”), which provides for certain changes to the method for valuing share-based compensation. Under the MPA, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to the modification and cancellation of awards that are outstanding on the effective date.

Upon the adoption of SFAS 123R, we recognized compensation expense associated with awards granted after January 1, 2006 and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006 in our condensed consolidated statement of income for the six months ended June 30, 2006. During the six months ended June 30, 2006, we recognized compensation expense of $3.5 million for stock options and $0.4 million for restricted stock in our condensed consolidated statement of operations. Upon the adoption of SFAS 123R, we also netted against additional paid-in capital the deferred compensation balance previously recorded in liabilities of $0.8 million. We also netted the deferred compensation balance of $0.1 million previously recorded in equity against additional paid-in capital.
Derivative Financial Instruments
We recognize all derivative financial instruments, such as our interest rate swap agreements, at their fair value regardless of the purpose or intent for holding the instrument. Changes in fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income.
Software Developed for Internal Use
As a result of the acquisition of the Information Services Group of BISYS, a provider of outsourcing services, we have recently began to incur material costs for the development of internal-use software. We capitalize the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Capitalized computer software costs consist of purchase software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization. Costs capitalized under SOP 98-1 are amortized over their estimated useful lives, which range from three to six years.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.
FIN 48 is effective for fiscal years beginning after December 31, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48, and the amounts reported after adoption, will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
As a Percentage of Revenues:
Revenues:
Software license	8.6%	24.1%	12.0%	22.7%
Service, maintenance and hardware	91.4	75.9	88.0	77.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software license	1.6	3.5	2.2	3.3
Service, maintenance and hardware	51.5	39.8	50.0	40.1

Total cost of revenues	53.1	43.3	52.2	43.4

Operating expenses:
Sales and marketing	9.1	12.8	9.6	12.7
Product development	6.4	10.8	7.1	10.7
General and administrative	17.2	19.5	18.9	19.8

Total operating expenses	32.7	43.1	35.6	43.2

Gain on effective settlement of contract	—	—	2.4	—
Income from operations	14.2	13.6	14.6	13.4
Interest expense, net	(7.8)	(0.1)	(6.0)	—

Income before income taxes	6.4	13.5	8.6	13.4
Income tax provision	(2.5)	(5.5)	(3.5)	(5.4)

Net income	3.9%	8.0%	5.1%	8.0%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues.
We generate revenues from licensing the rights to use our software products and certain third-party software products to clients. We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing services and from hardware sales related to the licensing of our software and other third party software products. Revenues increased 127.5% from $47.1 million for the three months ended June 30, 2005 to $107.1 million for the three months ended June 30, 2006.
Software Licenses.
Software license revenues decreased 19.0% from $11.3 million for the three months ended June 30, 2005 to $9.2 million for the three months ended June 30, 2006. This decrease was primarily as a result of no longer recognizing license revenues related to our reseller arrangement with BISYS after that arrangement was settled upon our acquisition of the Information Services Group of BISYS in March 2006. The license fees from this reseller arrangement accounted for approximately zero and $2.9 million of our license revenues for the three months ended June 30, 2006 and 2005, respectively. This decrease was partially offset by an increase of $0.7 million due to sales of products that we acquired in the recent acquisition of the Information Services Group of BISYS and COWWW Software, Inc. Software license revenues will vary depending on the timing, size and nature of our license transactions.
Maintenance.
Maintenance revenues increased 32.2% from $11.3 million for the three months ended June 30, 2005 to $15.0 million for the three months ended June 30, 2006. The increase was primarily due to our recent acquisitions, which contributed $3.3 million, and an increase in our core processing maintenance, which contributed $0.4 million. Additionally, we will not be recognizing maintenance revenues related to our reseller agreement with BISYS in the future as this arrangement was settled upon our acquisition of the Information Services Group of BISYS. The maintenance fees under the BISYS reseller agreement accounted for approximately zero and $1.0 million for the three months ended June 30, 2006 and 2005, respectively. We typically provide maintenance services under five-year contracts with automatic renewals that provide for an annual increase in fees, generally tied to the change in the consumer price index. Future maintenance revenue growth is dependent on new license sales and retention of existing clients and additional product sales to existing clients.
Implementation and Other Professional Services.
Implementation and other professional services revenues increased 73.7% from $6.8 million for the three months ended June 30, 2005 to $11.8 million for the three months ended June 30, 2006. The increase in implementation and other professional services is directly related to the increase in recent sales of licenses to new clients over the past few quarters and sales of additional products to existing clients. The increase was also due to our recent acquisitions, which contributed $2.1 million, and an increase in our core service revenues, which contributed $3.0 million. Our overall software license revenue levels and market demand for implementation and other professional services will continue to affect our implementation and other professional services revenues.
Outsourcing.
Outsourcing revenues increased 343.9% from $15.4 million for the three months ended June 30, 2005 to $68.1 million for the three months ended June 30, 2006. The increase in outsourcing revenues was primarily due to the acquisitions completed after June 30, 2005 of the Information Services Group of BISYS, Financial Data Solutions, Inc. and COWWW Software, Inc., which contributed $51.6 million, combined with the addition of new clients in our pre-existing outsourcing centers. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.
Cost of Revenues.
Cost of revenues includes third party license fees and the direct expenses associated with providing our services, such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 179.4% from $20.4 million for the three months ended June 30, 2005 to $56.9 million for the three months ended June 30, 2006. Gross margin decreased from 56.7% for the three months ended June 30, 2005 to 47.1% for the three months ended June 30, 2006. The decrease in gross margin is primarily attributable to our acquisition of the Information Services Group of BISYS, which generates gross margins lower than our historical gross margins, as the acquired business primarily consists of outsourcing services. Additionally, as a result of the BISYS acquisition, the mix of revenue generated from third party license sales has increased, which has also resulted in a decrease in our gross margins.

Cost of Software Licenses Revenues.
Cost of software license revenues consists primarily of amortization expense of purchased technology, royalties, third-party software, and the costs of product media, packaging and documentation. Cost of license revenues increased 7.6% from $1.6 million for the three months ended June 30, 2005 to $1.8 million for the three months ended June 30, 2006. The increase in cost of software license revenues was primarily due to increased third-party software licenses sold in connection with our core and complementary products as well as increases in amortization of purchased technology related to our recent acquisitions.
Cost of Service, Maintenance and Hardware Revenues.
Cost of service, maintenance and hardware revenues consists primarily of personnel utilized to provide implementation, conversion and training services to our software licensees; technical client support and related costs; personnel, facility, telecommunication, depreciation of capital assets and amortization of developed technology utilized in servicing our outsourcing clients; and third party hardware costs. Cost of service, maintenance and hardware revenues increased 194.4% from $18.7 million for the three months ended June 30, 2005 to $55.2 million for the three months ended June 30, 2006. The increase in cost of service, outsourcing and hardware revenues was due primarily to a $30.6 million increase in costs associated with the growth of our outsourcing and payment processing business, $30.1 million of which is from the recently acquired businesses. There was also a $4.2 million increase in costs associated with implementation and other professional services, $2.1 million of which is from acquired businesses and the remainder of which is primarily related to an increased investment in our professional services organization to support the services related to increased license sales and potential future acquisitions. Maintenance costs increased $1.0 million, which primarily related to the acquired business. Gross margin decreased from 47.6% for the three months ended June 30, 2005 to 43.9% for the three months ended June 30, 2006. The decrease in gross margin is primarily due to our acquisition of the Information Services Group of BISYS, as the acquired outsourcing business generates lower margins than our other service, maintenance and hardware revenue sources. This lower margin of the Information Services Group outsourcing business is primarily a result of a greater mix of revenue from third party vendors which generates lower margins.
Operating Expenses
Sales and Marketing.
Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 62.3% from $6.0 million for the three months ended June 30, 2005 to $9.7 million for the three months ended June 30, 2006. This increase was due primarily to increases in commissions from higher revenues of approximately $0.3 million, stock compensation costs of $0.5 million and $2.7 million of sales and marketing costs as a result of our recent acquisitions. Sales and marketing expenses represented 12.8% of revenues for the three months ended June 30, 2005 as opposed to 9.1% of revenues for the three months ended June 30, 2006. Sales and marketing expenses as a percentage of revenues decreased primarily because of the increase in recurring service revenues which require lower selling costs than new sales.
Product Development.
Product development expenses include salaries of personnel in our product development department, consulting fees and other related expenses. Product development expenses increased 35.5% from $5.1 million for the three months ended June 30, 2005 to $6.9 million for the three months ended June 30, 2006. This increase was due primarily to a $2.0 million increase in product development expenses from the acquired businesses. Product development expenses represented 10.8% of revenues for the three months ended June 30, 2005 as opposed to 6.4% of revenues for the three months ended June 30, 2006. Product development expenses as a percentage of revenues decreased primarily because product development expenses did not increase proportionally to our revenue growth.
General and Administrative.
General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased 100.6% from $9.2 million for the three months ended June 30, 2005 to $18.4 million for the three months ended June 30, 2006. The increase was due primarily to $5.6 million of expenses from the acquired businesses, an increase in stock compensation costs of $1.1 million, an increase in legal, audit and audit related services of approximately $0.3 million, an increase in consulting expenses of approximately $0.5 million, and investments in our infrastructure, including increases in depreciation expense of $0.4 million primarily related to the development of our new accounting systems and leasehold improvements at our facilities. General and administrative expenses represented 19.5% of revenues for the three months ended June 30, 2005 as opposed to 16.9% of revenues for the three months ended June 30, 2006.

Interest and Other Income
Interest and other income decreased 48.4% from $1.2 million for the three months ended June 30, 2005 to $0.6 million for the three months ended June 30, 2006. The decrease was primarily due to lower cash balances available for investment in 2006.
Interest Expense
Interest expense increased from $1.2 million for the three months ended June 30, 2005 to $9.0 million for the three months ended June 30, 2006. The increase in interest expense was due to interest from our March 2006 bank financing used to acquire the Information Services Group of BISYS.
Income Tax Provision.
Income tax provision increased from $2.6 million for the three months ended June 30, 2005 to $2.7 million for the three months ended June 30, 2006. Our effective tax rate decreased from 40.2% to 39.8% for the three months ended June 30, 2005 and 2006, respectively, primarily as a result of certain changes in Canadian tax laws which increased long-term deferred tax assets, partially offset by the adoption of SFAS 123R and the effect of stock-based compensation expense recorded for incentive stock options. An incentive stock option does not ordinarily result in a tax benefit for us unless there is a disqualifying disposition of stock. Accordingly, no deferred tax asset or benefit has been recognized by us for compensation expense recorded for incentive stock options. We expect to record a higher tax rate in the near term than has been recorded historically as incentive stock options continue to vest. Additional factors that may impact our expected rate would include changes in the magnitude and location of taxable income among taxing jurisdictions, including the blended state tax rate based on the mix of states we do business in, any non-deductible expenses and any tax credits we may receive.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues.
Revenues increased 105.0% from $84.8 million for the six months ended June 30, 2005 to $173.8 million for the six months ended June 30, 2006.
Software Licenses.
Software license revenues increased 7.9% from $19.3 million for the six months ended June 30, 2005 to $20.8 million for the six months ended June 30, 2006. Licensing of our core and complementary products increased due to an increase in the number of software license agreements in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, as well as an increase of $1.5 million due to sales of products that we acquired in the recent acquisitions of the Information Services Group of BISYS and COWWW Software, Inc. These increases were partially offset by reduced license revenues from our reseller arrangement with BISYS as this arrangement was settled upon our acquisition of the Information Services Group of BISYS in March 2006. The license fees from BISYS accounted for approximately $3.6 million and $5.9 million of our license revenue for the six months ended June 30, 2006 and 2005, respectively. Software license revenues will vary depending on the timing, size and nature of our license transactions.
Maintenance.
Maintenance revenues increased 34.9% from $20.6 million for the six months ended June 30, 2005 to $27.7 million for the six months ended June 30, 2006. The increase was due to our recent acquisitions, which contributed $7.1 million, and an increase in our core processing maintenance, which contributed $2.1 million. Additionally, we will not be recognizing maintenance revenues related to our reseller agreement with BISYS in the future as this arrangement was settled upon our acquisition of the Information Services Group of BISYS. The maintenance fees under the BISYS reseller agreement accounted for approximately $0.9 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively. We typically provide maintenance services under five-year contracts with automatic renewals that provide for an annual increase in fees, generally tied to the change in the consumer price index. Future maintenance revenue growth is dependent on new license sales, retention of existing clients and additional product sales to existing clients.
Implementation and Other Professional Services.
Implementation and other professional services revenues increased 58.5% from $12.6 million for the six months ended June 30, 2005 to $19.9 million for the six months ended June 30, 2006. The increase in implementation and other professional services is directly related to the increase in recent sales of licenses to new clients over the past few quarters and sales of additional products to existing clients. The increase in professional services revenues was also due to our recent acquisitions, which contributed $3.6 million. Our overall software license revenue levels and market demand for implementation and other professional services will continue to affect our implementation and other professional services revenues.
Outsourcing.
Outsourcing revenues increased 249.4% from $28.7 million for the six months ended June 30, 2005 to $100.3 million for the six months ended June 30, 2006. The increase in outsourcing revenues was primarily due to the acquisitions completed after June 30, 2005 of the Information Services Group of BISYS and COWWW Software, Inc., which contributed $63.8 million, combined with the addition of new clients in our pre-existing outsourcing centers. Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.

Cost of Revenues.
Cost of revenues increased 146.8% from $36.8 million for the six months ended June 30, 2005 to $90.7 million for the six months ended June 30, 2006. Gross margin decreased from 56.6% for the six months ended June 30, 2005 to 47.8% for the six months ended June 30, 2006. The decrease in gross margin is primarily attributable to our acquisition of the Information Services Group of BISYS, which generates gross margins lower than our historical gross margins, as the acquired business primarily consists of outsourcing services. Additionally, as a result of the BISYS acquisition, the mix of revenue generated from third party license sales has increased, which has also resulted in a decrease in our gross margins.
Cost of Software License Revenues.
Cost of license revenues increased 36.5% from $2.8 million for the six months ended June 30, 2005 to $3.9 million for the six months ended June 30, 2006. The increase in cost of software license revenues was primarily due to increased third-party software licenses sold in connection with our core and complementary products as well as increases in amortization of purchased technology related to our recent acquisitions.
Cost of Service, Maintenance and Hardware Revenues.
Cost of service, maintenance and hardware revenues increased 155.4% from $33.9 million for the six months ended June 30, 2005 to $86.9 million for the six months ended June 30, 2006. The increase in cost of service, outsourcing and hardware revenues was due primarily to a $42.9 million increase in costs associated with the growth of our outsourcing and payment processing business, $41.3 million of which is from the recently acquired businesses. There was also a $7.1 million increase in costs associated with implementation and other professional services, $3.2 million of which is from acquired businesses and the remainder of which is primarily related to an increased investment in our professional services organization to support the services related to the recent increase in license sales and potential future acquisitions. Maintenance costs increased $2.1 million, which primarily related to the acquired business. Gross margin decreased from 48.2% for the six months ended June 30, 2005 to 43.2% for the six months ended June 30, 2006. The decrease in gross margin is primarily due to our acquisition of the Information Services Group of BISYS, as the acquired outsourcing business generates lower margins than our other service, maintenance and hardware revenue sources. This lower margin of the Information Services Group outsourcing business is primarily a result of a greater mix of revenue from third party vendors which generate lower margins.
Operating Expenses
Sales and Marketing.
Sales and marketing expenses increased 53.7% from $10.8 million for the six months ended June 30, 2005 to $16.6 million for the six months ended June 30, 2006. This increase was due primarily to increases in commissions from higher revenues of approximately $0.6 million, stock compensation costs of $0.8 million and $4.0 million of sales and marketing costs as a result of our recent acquisitions. Sales and marketing expenses represented 12.7% of revenues for the six months ended June 30, 2005 as opposed to 9.6% of revenues for the six months ended June 30, 2006. Sales and marketing expenses as a percentage of revenues decreased primarily because of the increase in recurring service revenues which generate lower selling costs over the course of the recurring revenue stream.
Product Development.
Product development expenses increased 36.3% from $9.1 million for the six months ended June 30, 2005 to $12.4 million for the six months ended June 30, 2006. This increase was due primarily to a $3.6 million increase in product development expenses from the acquired businesses. Product development expenses represented 10.7% of revenues for the six months ended June 30, 2005 as opposed to 7.1% of revenues for the six months ended June 30, 2006. Product development expenses as a percentage of revenues decreased primarily because product development expenses did not increase proportionally to our revenue growth.
General and Administrative.
General and administrative expenses increased 95.8% from $16.8 million for the six months ended June 30, 2005 to $32.8 million for the six months ended June 30, 2006. The increase was due primarily to $8.7 million of expenses from the acquired businesses, an increase in stock compensation costs of $1.9 million, an increase in legal, audit and audit related services of approximately $1.0 million, an increase in consulting expenses of approximately $1.2 million and investments in our infrastructure, including increases in depreciation expense of $0.6 million primarily from the development of new internal software systems and leasehold improvements at our facilities. General and administrative expenses represented 19.8% of revenues for the six months ended June 30, 2005 as opposed to 18.7% of revenues for the six months ended June 30, 2006.
Gain on Effective Settlement of Contract.
In connection with the acquisition of the Information Services Group of BISYS, the pre-existing reseller agreement between us and BISYS was terminated. In connection with that termination, we recorded an imputed gain on the effective settlement of this contract of $4.3 million, which represents the stated settlement provision to BISYS at the acquisition date.
Interest and Other Income.
Interest and other income decreased 7.3% from $2.0 million for the six months ended June 30, 2005 to $1.8 million for the six months ended June 30, 2006. The decrease was primarily due to lower cash balances available for investment in 2006.

Interest Expense.
Interest expense increased from $2.1 million for the six months ended June 30, 2005 to $12.5 million for the six months ended June 30, 2006. The increase in interest expense was due to interest from our March 2006 bank financing used to acquire the Information Services Group of BISYS combined with a full six months of interest on our convertible notes, which were issued in February 2005.
Income Tax Provision.
Income tax provision increased 34.7% from $4.5 million for the six months ended June 30, 2005 to $6.1 million for the six months ended June 30, 2006. Our effective tax rate increased from 40.0% to 41.0% for the six months ended June 30, 2005 and 2006, respectively, primarily as a result of the adoption of SFAS 123R and the effect of stock-based compensation expense recorded for incentive stock options, partially offset by certain changes in Canadian tax laws which increased long-term deferred tax assets. We expect to record a higher tax rate than has been recorded historically as incentive stock options continue to vest. Additional factors that may impact our expected rate would include changes in the magnitude and location of taxable income among taxing jurisdictions, including the blended state tax rate based on the mix of states we do business in, any non-deductible expenses and any tax credits we may receive.
Liquidity and Capital Resources
At June 30, 2006 and December 31, 2005, we had cash and cash equivalents totaling $46.0 million and $174.4 million, respectively.
The following table sets forth the elements of our cash flow statement for the following periods:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	32,613	8,850
Net cash used in investing activities	(494,423)	(84,462)
Net cash provided by financing activities	332,911	128,730
Cash from Operating Activities
Cash provided by operations in the six months ended June 30, 2006 increased $23.8 million compared to the six months ended June 30, 2005. The increase was primarily attributable to an increase in net income of $2.0 million, an increase in depreciation and amortization of $11.4 million due to the impact of recent acquisitions, an increase in stock compensation expense of $3.7 million for the adoption of SFAS 123R, an increase in the deferred tax provision of $1.8 million, and a decrease in working capital of $8.1 million, partially offset by the non-cash gain on settlement of a contract of $4.3 million.
Cash from Investing Activities
Cash from investing activities consists primarily of purchases of fixed assets, capitalization of software development costs, investments in marketable securities and business acquisitions. Total capital expenditures for the six months ended June 30, 2006 and 2005 were $10.1 million and $4.0 million, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.
In the six months ended June 30, 2006, we purchased $8.0 million in marketable securities. In the six months ended June 30, 2005, we purchased $92.8 million in marketable securities and $54.2 million of marketable securities matured or were sold.
Additionally, net cash used in investing activities for the six months ended June 30, 2006 included $476.3 million used for the acquisition of Information Services Group of BISYS, net of cash received. Net cash used in investing activities for the six months ended June 30, 2005 included $41.9 million used for the acquisitions of the information services business of CGI-AMS Inc., S.O.S. Computer Systems, Inc., and Financial Data Solutions, Inc., net of cash received.
Cash from Financing Activities
During the six months ended June 30, 2006 and 2005, we received $4.5 million and $0.8 million, respectively, of proceeds from the exercise of stock options.
In March 2006, we used the proceeds from a $350.0 million bank financing, in addition to $129.1 million of available cash, to fund the purchase price of the Information Services Group of BISYS. The bank financing is in the form of two agreements: a $320.0 million First Lien Senior Secured Credit Agreement (the “First Agreement”), which provides for a $290.0 million term loan (the “First Term Facility”) and a $30.0 million revolving line of credit (the “Line of Credit”), and a $60 million Second Lien Senior Secured Term Loan Agreement (the “Second Term Facility”). The First Term Facility has a term of 5.5 years and bears interest at LIBOR plus 250 basis points and was originally payable beginning June 30, 2006 in the amount of $725,000 per quarter through May 31, 2011, with balloon payments of $137.8 million due on June 30, 2011 and September 2011. We may prepay the First Term Facility in aggregate principal amounts of $1.0 million or a multiple of $250,000 in excess thereof during the term of the First Agreement. During the six months ended June 30, 2006, we prepaid $8.0 million of principal and, as a result, the next principal payment is not due until June 30, 2008. The Line of Credit expires on March 3, 2011 and bears interest at LIBOR plus 250 basis points. Borrowings under the Line of Credit are required to be in an aggregate amount of $1.0 million or a multiple of $250,000 in excess thereof. To date, we have not drawn against the Line of Credit. The second Term Facility has a term of 6 years and bears interest at LIBOR plus 650 basis points. The bank financing contains both financial and non-financial covenants including maintaining a senior leverage ratio, as defined, a total leverage ratio, as defined and a fixed charge ratio, as defined. These financial covenants are designed to measure our ability to repay our outstanding debt as well as fund the related interest payments. Borrowing under the bank financing is secured by substantially all of our assets. We believe we will be in compliance with the covenants related to our bank financing for the next twelve months.
In March 2006, we entered into two separate interest rate swaps with a bank, the objective of which is to offset the changes in benchmark interest rates and the associated uncertainty in interest expense and cash flows of our bank financing. The first swap agreement is for $217,500,000 of our $290,000,000 First Term Facility and steps down quarterly in conjunction with our anticipated repayment of the First Term Facility. This swap agreement is through December 31, 2010. The second swap agreement is for $60,000,000 of our $60,000,000 Second Term Facility. This swap agreement is through November 30, 2011. We have assessed the interest rate swaps as effective cash flow hedges from their inception and will continue to monitor hedge effectiveness during the period they are outstanding.
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
Contractual Obligations as of June 30, 2006

		Payments Due by Period
					More than
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5 years

Bank financing — principal and interest	$491,614	$29,019	$61,496	$198,807	$202,292
Convertible notes payable — principal and interest	292,779	3,962	7,923	7,923	272,971
Capital lease obligations	8,269	4,655	3,614	—	—
Operating leases	32,485	8,020	14,351	7,337	2,777

Total contractual obligations	$825,147	$45,656	$87,384	$214,067	$478,040
The contractual obligations related to the bank financing include a portion of our interest expense payable at fixed rates pursuant to our interest rate swap agreements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We transact business with clients almost exclusively in the United States and Canada and receive payments for our services exclusively in United States dollars or Canadian dollars. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies which could impact our results of operations and financial condition. A 10% increase or decrease in currency exchange rates would not have a material adverse effect on our financial condition or results of operations.
Our interest expense is generally not sensitive to changes in the general level of interest rates in the United States. Although a majority of our indebtedness is at variable rates, we manage the interest rate risk of our variable rate bank financing, principally by using cash flow hedges to achieve a desired position of fixed and floating rate debt. As of June 30, 2006, we have utilized effective cash flow hedges which fix the interest payments on $277.5 million of our variable rate debt, allowing us to maintain 81.0% of our debt at fixed interest rates and 19.0% at variable interest rates. Our cash flow hedges had the affect of increasing interest expense by $0.3 million for the six month period ended June 30, 2006. A 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition or results of operations.
All of our cash and cash equivalents are held on deposit with banks and highly liquid marketable securities with maturities of three months or less.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
The implementation of additional modules of our new accounting system, completed effective January 1, 2006, and the adoption of new accounting pronouncements, including SFAS 123R, required us to modify and add certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, we are currently evaluating the internal controls and processes and procedures over financial reporting with respect to the Information Services Business of BISYS, which we acquired on March 3, 2006.

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
We have had several profitable quarters, but we may not sustain profitability in future periods.
Although we were profitable for the year ended December 31, 2005, and the three and six months ended June 30, 2006, we cannot guarantee that we will continue to be profitable in the future, either on a short or long-term basis. There can be no assurance that operating losses will not recur in the future, that we will sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance. To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increase in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.
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
We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our core software product sales cycle generally ranges between six to nine months, and our implementation cycle for our core software generally ranges between six to nine months. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:
▪	our clients’ budgetary constraints,

▪	the timing of our clients’ budget cycles and approval process,

▪	our clients’ willingness to replace their core software solution vendor,

▪	the success and continued support of our strategic marketing partners’ sales efforts, and

▪	the timing and expiration of our clients’ current license agreements or outsourcing agreement for similar services.
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
Our proprietary software is designed to work in conjunction with certain third-party software products, including Microsoft and Oracle relational databases. Although we believe that there are alternatives to these products generally available to us, any significant interruption in the supply of such third-party software could have a material adverse effect on our sales unless and until we can replace the functionality provided by these products. In addition, we are dependent upon these third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality provided by the third-party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future version of our products or is otherwise not adequately maintained or updated. The absence of, or any significant delay in, the replacement of that functionality could have a material adverse effect on our business, financial condition and results of operations. Furthermore, delays in the release of new and upgraded versions of third-party software products, particularly the Oracle relational database management system, could have a material adverse effect on our revenues and results of operations. Because of the complexities inherent in developing sophisticated software products and the lengthy testing periods associated with these products, no assurance can be given that our future product introductions will not be delayed.
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
We periodically review items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired. As of June 30, 2006, we had approximately $417.5 million of goodwill and $224.5 million of capitalized software costs and other intangible assets. We periodically review these assets for impairment. If we determine that the carrying value of these assets are not recoverable, we would record an impairment charge against our results of operations. Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments. In addition, if we engage in additional acquisitions, we may incur additional goodwill and other intangible assets.

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
Our quarterly revenues, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations are due to several factors relating to the license and sale of our products, including:
▪	the timing, size and nature of our licensing transactions,

▪	lengthy and unpredictable sales cycles,

▪	the timing of introduction and market acceptance of new products or product enhancements by us or our competitors,

▪	the timing of acquisitions by us of businesses and products,

▪	product and price competition,

▪	the relative proportions of revenues derived from license fees and services,

▪	changes in our operating expenses,

▪	software bugs or other product quality problems, and

▪	personnel changes and fluctuations in economic and financial market conditions.
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
We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed. As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters. Implementation of our core software system typically occurs over six to nine months. Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations. Revenues from software license sales accounted for 11.9% of revenues for the six months ended June 30, 2006, and 22.7% of revenues for the six months ended June 30, 2005. We expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.
If we do not retain our senior management and other key employees, we may not be able to successfully implement our business strategy.
We have grown significantly in recent years, but our management remains concentrated in a small number of key employees. Our future success depends to a significant extent on our executive officers and key employees, including our sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense and we compete for these personnel with other software companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain and motivate highly qualified personnel, and there can be no assurance that we will be able to do so. Any difficulty in hiring personnel could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior subordinated convertible notes and our bank financing.
We have a significant amount of indebtedness, including approximately $144.1 million in senior subordinated notes and $342.0 million in bank financing. In connection with our bank financing, we are required to maintain sufficient leverage and fixed charge ratios. Our substantial indebtedness could have important consequences to our stockholders and note holders. For example, it could:
▪	make it more difficult for us to satisfy our obligations with respect to our notes, our bank financing or other indebtedness,

▪	increase our vulnerability to general adverse economic and industry conditions,

▪	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, product development efforts and other general corporate purposes,

▪	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

▪	put us at a disadvantage compared to our competitors that have less debt, and

▪	limit our ability to borrow additional funds.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our notes, our bank financing or any indebtedness that we may incur in the future, we would be in default, which would permit the holders of the notes, our lenders and the holders of such other indebtedness to accelerate the maturity of the notes, our bank financing or such other indebtedness, as the case may be, and could cause defaults under the notes, our bank financing and such other indebtedness. Any default under the notes, our bank financing or any indebtedness that we may incur in the future could have a material effect on our business, operating results, liquidity and financial condition.
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
We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future. In particular, our reseller agreement with BISYS had historically accounted for a meaningful portion of our revenues. During the six months ended June 30, 2006 and 2005, BISYS represented approximately $4.5 million and $7.9 million, or 2.5% and 9.3%, respectively, of our total revenues. In conjunction with our acquisition of the Information Services Group of BISYS, our reseller agreement with BISYS was terminated.
In December 2005, we signed an agreement with Celero Solutions (“Celero”). The agreement provides Celero with 10-year licensing, reseller and maintenance rights for the Canadian version of The Complete Credit Union Solution. This agreement grants Celero license to market and use The Complete Credit Union Solution and the right to provide outsourcing services to credit union clients in the Canadian provinces of Alberta, Manitoba and Saskatchewan. Celero has the right to provide data center services to credit unions in the previously mentioned territories up to an aggregate member base of 940,000. Under the agreement, the license fees for these 940,000 members will be paid over a three-year period. During the six months ended June 30, 2006, Celero represented approximately $5.1 million, or 2.9% of our total revenues.

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
We may not have sufficient funds available to pay amounts due under our senior subordinated convertible notes.
We will be required to pay cash to holders of our senior subordinated convertible notes:
▪	upon purchase of the notes by us at the option of holders on February 2 in each of 2012, 2015, 2020, 2025 and 2030, in an amount equal to the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any

▪	upon purchase of the notes by us at the option of holders upon some changes of control, in an amount equal to the issue price and accrued original issue discount plus accrued and unpaid cash interest and liquidated damages, if any,

▪	at maturity of the notes, in an amount equal to the entire outstanding principal amount, and

▪	in the event that we elect to pay cash in lieu of the delivery of shares of common stock upon conversion of the notes, upon conversion, in an amount up to the conversion value of the notes.
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
In 2004, we acquired Datawest Solutions Inc., now known as Open Solutions Canada, a provider of banking and payment technology solutions located in Vancouver, British Columbia, Canada. As is the case with most international operations, the success and profitability of such operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces the following:
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
Our ability to make payments on and to refinance our indebtedness, including our convertible notes and the additional debt we incurred in connection with our acquisition of BISYS’s Information Services Group (“BISYS Acquisition Financing”) and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash in the future. Our ability to generate cash in the future, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
We have expanded our operations rapidly in recent years. For example, our aggregate annual revenues increased from approximately $27.3 million in 2001 to approximately $193.8 million in 2005. As of June 30, 2006, we had approximately 1,692 employees, up from approximately 600 as of December 31, 2003. In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries. Our growth may place a strain on our management systems, information systems and resources. Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management.
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
In the past few years, technology stocks listed on the NASDAQ National Market have experienced high levels of volatility. The price of our common stock depends on many factors, some of which are beyond our control and may not be related to our operating performance. The factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:
▪	price and volume fluctuations in the overall stock market from time to time,

▪	significant volatility in the market price and trading volume of financial service companies,

▪	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts,

▪	general economic conditions and trends,

▪	major catastrophic events,

▪	loss of a significant client or clients,

▪	sales of large blocks of our stock, or

▪	departure of key personnel.
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
In addition, as of June 30, 2006, we had options to purchase a total of 3,613,947 shares of our common stock outstanding under our stock incentive plans, of which 1,713,141 were vested. We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 16, 2006, we held our 2006 Annual Meeting of Stockholders (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting, for which there were no broker non-votes:
1.	Louis Hernandez, Jr. and Dennis F. Lynch were elected to serve as Class III Directors. The remaining terms of Douglas K. Anderson, Howard L. Carver, Samuel F. McKay, Carlos P. Naudon and Richard P. Yanak continued after the meeting. The results of the vote with respect to each nominee for director were as follows:

	For	Withheld
Louis Hernandez, Jr.	18,858,885	276,248
Dennis F. Lynch	18,860,372	274,761
2.	The ratification of the selection by the Audit Committee of our Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2006 was approved. The votes were cast as follows: 19,032,495 shares of common stock were voted for the ratification, 97,832 shares of common stock were voted against the ratification and 4,806 shares of common stock abstained from the vote.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEN SOLUTIONS INC.

Dated: August 9, 2006	/s/ Louis Hernandez, Jr.

Louis Hernandez, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2006	/s/ Kenneth J. Saunders

Kenneth J. Saunders
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Current Form of Incentive Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan

10.2	Current Form of Nonstatutory Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan

31.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth J. Saunders, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Louis Hernandez, Jr., Chairman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. section 1350

32.2	Certification of Kenneth S. Saunders, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. section 1350