Form 10-Q
period 2006-09-30
OPEN SOLUTIONS INC
filed 2006-11-09
CIK 873538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 3, 2006, 20,833,435 shares of common stock, $0.01 par value per share, were outstanding.

OPEN SOLUTIONS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands, except
	share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$41,168	$174,426
Investments in marketable securities	12,122	—
Accounts receivable, net of allowance for doubtful accounts of $2,659 and $1,361 at September 30, 2006 and December 31, 2005, respectively	79,782	36,582
Prepaid expenses and other current assets	21,985	16,878
Deferred tax assets	12,563	13,000

Total current assets	$167,620	$240,886

Fixed assets, net	40,250	20,779
Intangible assets, net	219,044	46,794
Goodwill	417,202	94,081
Other assets	13,894	11,197

Total assets	$858,010	$413,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,507	$7,313
Accrued expenses	33,258	27,149
Deferred revenue, current portion	68,738	34,588
Capital lease obligations, current portion	4,178	102

Total current liabilities	115,681	69,152

Convertible notes payable	144,061	144,061
Long-term debt	334,000	—
Deferred revenue, less current portion	34,142	3,251
Capital lease obligations, less current portion	2,922	122
Other long-term liabilities	3,928	1,447
Total liabilities	634,734	218,033

Commitments and contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 20,797,202 and 19,980,262 shares issued and 20,251,068 and 19,434,128 shares outstanding at September 30, 2006 and December 31, 2005, respectively	208	200
Additional paid-in capital	219,812	206,483
Deferred compensation	—	(127)
Accumulated other comprehensive income, net of tax	4,104	2,469
Retained earnings (accumulated deficit)	9,152	(3,321)
Treasury stock at cost, 546,134 treasury shares at September 30, 2006 and December 31, 2005	(10,000)	(10,000)

Total stockholders’ equity	223,276	195,704

Total liabilities and stockholders’ equity	$858,010	$413,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except share and per-share data)
Revenues:
Software license	$9,690	$12,063	$30,464	$31,317
Service, maintenance and hardware	97,607	37,126	250,675	102,685

Total revenues	107,297	49,189	281,139	134,002

Cost of revenues:
Software license	1,954	2,102	5,814	4,930
Service, maintenance and hardware	55,812	20,411	142,701	54,354

Total cost of revenues	57,766	22,513	148,515	59,284

Gross profit	49,531	26,676	132,624	74,718

Operating expenses:
Sales and marketing	8,727	5,849	25,337	16,657
Product development	6,723	5,038	19,135	14,143
General and administrative	18,772	9,605	51,589	26,367
Transaction costs (Note 7)	250	—	250	—

Total operating expenses	34,472	20,492	96,311	57,167

Gain on effective settlement of contract (Note 3)	—	—	4,252	—

Income from operations	15,059	6,184	40,565	17,551

Interest income and other	629	1,271	2,520	3,311
Interest expense	(9,083)	(1,211)	(21,575)	(3,278)

Income before income taxes	6,605	6,244	21,510	17,584
Income tax provision	(2,920)	(2,402)	(9,034)	(6,942)

Net income	$3,685	$3,842	$12,476	$10,642

Net income per common share:
— Basic	$0.19	$0.20	$0.63	$0.55
— Diluted	0.17	0.18	0.57	0.50
Weighted average common shares used to compute net income per common share:
— Basic	19,939,341	19,258,162	19,759,160	19,360,180
— Diluted	25,763,731	25,377,427	25,661,030	24,870,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$12,476	$10,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,446	4,925
Amortization	18,510	3,365
Gain on effective termination of contract	(4,252)	—
Non-cash interest expense and compensation expense	7,575	775
Deferred tax provision	8,361	5,822
Provision for doubtful accounts	897	656
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(10,130)	(9,610)
Prepaid expenses and other assets	4,141	(3,192)
Accounts payable and accrued expenses	(7,141)	4,760
Deferred revenue	9,038	3,288

Net cash provided by operating activities	48,921	21,431

Cash flows from investing activities
Purchases of fixed assets and capitalized software	(17,824)	(6,668)
Purchases of marketable securities	(12,083)	(142,147)
Sales of marketable securities	—	108,006
Business acquisitions, net of cash received	(478,395)	(49,878)

Net cash used in investing activities	(508,302)	(90,687)

Cash flows from financing activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	6,502	2,768
Repayment of capital lease obligations	(3,031)	(713)
Proceeds from issuance of long-term debt	350,000	—
Repayment of long-term debt	(16,000)	(2,917)
Proceeds from convertible notes payable	—	144,061
Payment of debt issuance costs	(11,871)	(4,957)
Repurchase of common stock	—	(8,461)

Net cash provided by financing activities	325,600	129,781

Effects of exchange rate on cash and cash equivalents	523	107

Net increase (decrease) in cash and cash equivalents	(133,258)	60,632
Cash and cash equivalents, beginning of period	174,426	49,447

Cash and cash equivalents, end of period	$41,168	$110,079

Supplemental disclosures
Cash paid for interest	$19,154	$2,142
Cash paid for income taxes	2,057	718

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPEN SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   The Company

Open Solutions Inc. (the “Company”) is a provider of open relational software technologies and services designed to enable financial institutions to better compete and to service their customers more effectively.  The Company develops, markets, licenses and supports an enterprise-wide suite of software and services that performs a financial institution’s core data processing and information management functions.  The Company’s software applications can be operated either by the financial institution itself, on an outsourced basis in one of the Company’s outsourcing centers or through an outsourcing center hosted by one of the Company’s resellers.

On October 14, 2006, the Company signed a definitive agreement to be acquired by The Carlyle Group and Providence Equity Partners, both global private investment firms. Under the terms of the agreement, the Company’s stockholders will receive $38.00 in cash for each share of the Company’s common stock. As a result of this acquisition, the Company’s convertible notes will convert into the Company’s common stock which will then be acquired with the proceeds of the acquisition.  The Company’s other currently outstanding debt will be retired.  The transaction is expected to be completed during the first quarter of 2007 and is subject to various conditions, including approval by the Company’s stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions.  The transaction is not subject to any debt financing conditions. (See Note 7 for additional information)

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The year end consolidated balance sheet data has been derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Therefore, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation.  The operating results for the three and nine months ended September 30, 2006 may not be indicative of the results expected for any succeeding quarter or for the entire fiscal year ending December 31, 2006.

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

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), effective January 1, 2006, using the Modified Prospective Application method (“MPA”).  SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings.  Under the MPA, compensation costs recognized in the three and nine months ended September 30, 2006 include:  (a) compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  The results of prior periods have not been revised.

The Company has four stock-based compensation plans:  the 1994 Stock Option Plan, the 2000 Stock Incentive Plan, the 2003 Stock Incentive Plan (collectively the “Plans”), and the 2003 Employee Stock Purchase Plan.  Under the Plans, restricted stock, stock options and other stock-related awards may be granted to directors, officers, employees and consultants or advisors of the Company.

Compensation expense is measured at the grant date, based on the estimated fair value of the award.  The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the individual grants, which generally equals the vesting period.  Compensation expense related to all equity awards is recorded net of estimated forfeitures.  Effective December 1, 2005, the 2003 Employee Stock Purchase Plan was amended to reduce the discount available to 5% and to eliminate the look-back feature.  Accordingly, the 2003 Employee Stock Purchase Plan is non-compensatory under SFAS 123(R).

Prior to January 1, 2006, the Company accounted for the stock-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations as permitted by SFAS 123.  When applying the intrinsic value method, the Company did not record stock-based compensation cost in net income because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant, except with respect to certain awards granted prior to the Company’s initial public offering in November 2003, for which the exercise price of those options was less than the underlying market price.  Under the MPA, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.  Upon adoption of SFAS 123(R), the Company netted against additional paid-in capital approximately $788,000 of deferred compensation related to the awards granted prior to the initial public offering at less than market value, which had previously been recorded as a liability.  Upon adoption, the Company also netted the deferred compensation balance of $127,000 previously recorded within equity, against additional paid-in capital.

Consistent with the valuation method it used for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes model to value the compensation expense associated with its stock-based awards under SFAS 123(R).  The key assumptions for this valuation method include the expected term of the options, stock price volatility, risk-free interest rate, dividend yield and exercise price.  Many of these assumptions require judgments by management and are highly sensitive in the determination of compensation expense.  The Company estimates forfeitures when recognizing compensation expense, and will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The assumptions of forfeiture rate and expected life are calculated for each class of employee.

During the three months ended September 30, 2006 and 2005, the weighted-average fair value of the options granted under the Plans was $12.75 and $8.25, respectively.  During the nine months ended September 30, 2006 and 2005, the weighted-average fair value of the options granted under the Plans was $11.64 and $8.92, respectively, using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Expected life in years	6	4	6	4

Interest rate	4.90%	4.09%	4.66%	3.92%

Volatility	38.00%	46.79%	38.39%	48.56%

Dividend yield	None	None	None	None

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

Certain exercises of stock options resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”).  Although these additional tax windfalls are reflected in net operating tax loss carry-forwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfalls is not recognized until the deduction reduces taxes payable.  Accordingly, since the windfall tax benefit does not reduce the Company’s current taxes payable due to net operating loss carry-forwards, these windfall tax benefits are not reflected in the Company’s net operating losses in deferred tax assets at September 30, 2006.  Windfalls included in net operating loss carry-forwards but not reflected in deferred tax assets as of September 30, 2006 are approximately $8,100,000.

In conjunction with the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, the Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent effect on the additional paid-in capital pool and the statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon the adoption of SFAS 123(R).

SFAS 123(R) requires the presentation of pro forma information for periods prior to the adoption as if the Company had accounted for all stock-based compensation under the fair value method of SFAS 123.  For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation during 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$3,842,000	$10,642,000
Add: Stock-based employee compensation expense included in reported net income, net of tax	66,000	218,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,582,000)	(4,419,000)

Pro forma net income	$2,326,000	$6,441,000

Reported net income per share:
Basic	$0.20	$0.55
Diluted	$0.18	$0.50
Pro forma net income per share:
Basic	$0.12	$0.33
Diluted	$0.12	$0.33

For the three months ended September 30, 2006, the Company recognized stock-based compensation expense of approximately $1,919,000 for stock options and approximately $305,000 for restricted stock.  For the nine months ended September 30, 2006, the Company recognized stock-based compensation expense of approximately $5,454,000 for stock options and approximately $708,000 for restricted stock. The income tax benefit for stock-based payment recorded in the statement of operations totaled $1,435,000 for the nine months ended September 30, 2006.  As a result of adopting SFAS 123(R), stock-based compensation charges during the nine months ended September 30, 2006 increased by approximately $5,742,000 and net income for the nine months ended September 30, 2006 decreased by approximately $4,005,000, or $0.20 per basic share and $0.16 per diluted share.

A summary of the status of the Company’s stock options at September 30, 2006 and changes during the nine months then ended are as follows:

		Weighted-
		Average
	Options	Exercise Price

Options outstanding at December 31, 2005	3,562,047	$14.99
Options granted	771,800	26.32
Options cancelled	(217,660)	19.73
Options exercised	(586,914)	10.88

Options outstanding at September 30, 2006	3,529,273	17.91

Options exercisable at September 30, 2006	1,704,332	12.81

Options outstanding at September 30, 2006 had an aggregate intrinsic value of $38,495,265, a weighted-average intrinsic value of $10.91 per share and a weighted average remaining contractual life of 7.38 years. Intrinsic value of options outstanding consists of the amount by which the market price of the Company’s stock at the end of the period exceeded the exercise price of the option.  Options exercised during the nine months ended September 30, 2006 had a weighted-average intrinsic value of $17.10 per share.  Intrinsic value of options exercised consists of the amount by which the average market price of the Company’s stock during the nine months ended September 30, 2006 exceeded the exercise price of the option.  Options exercisable as of September 30, 2006 had a weighted average remaining contractual life of 6.03 years.  The following table presents weighted average information about significant option groups at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	WeightedAverage		Weighted-
		Average	Contractual Life		Average
Range of Exercise Prices	Number	Exercise Price	Remaining	Number	Exercise Price
$0.00 – 3.03	278,574	$2.83	6.50	189,240	$2.80
$3.03 – 6.05	227,700	5.70	2.98	227,700	5.70
$6.05 – 9.08	568,057	7.25	4.76	567,562	7.25
$9.08 – 18.16	51,754	14.48	7.09	15,733	14.48
$18.16 – 21.18	547,521	19.48	8.51	176,516	19.49
$21.18 – 24.21	980,907	22.42	7.98	429,415	22.16
$24.21 – 27.23	458,773	25.92	9.30	12,306	25.24
$27.23 – 30.26	415,987	28.19	8.95	85,860	27.88
	3,529,273	$17.91	7.38	1,704,332	$12.81

As of September 30, 2006, there was $17,763,000 of unrecognized compensation expense related to non-vested options granted under the Plans, which is expected to be recognized over a weighted-average period of 1.86 years.

A summary of the status of non-vested restricted stock at September 30, 2006 and changes during the nine months then ended is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Non-vested at December 31, 2005	—	—
Granted	249,056	$26.12
Vested	—	—
Cancelled	(2,100)	26.57

Non-vested at September 30, 2006	246,956	$26.11

As of September 30, 2006, there was $5,862,000 of unrecognized compensation expense related to non-vested restricted stock granted under the Plans, which is expected to be recognized over a weighted-average period of 2.86 years.

Investments in Marketable Securities

The Company’s investments in marketable securities at September 30, 2006 consist primarily of short-term time deposits that are held with a major financial institution.  The Company’s marketable securities are recorded at fair value.  At September 30, 2006, there were no unrealized gains or losses on the Company’s short term securities.

Reclassifications

Certain reclassifications to the prior period information, including the presentation of cash held by the Company on behalf of its payment processing customers for processing transactions that have not settled as of the end of the period, have been made to conform with the current period classifications.

Segment Reporting

The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company views its operations and manages its business as one reportable segment, the development and marketing of financial services-focused computer software and related services.  Factors used to identify the Company’s single reportable segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company operates primarily in two geographical areas, the United States and Canada. The Company provides the following disclosures of revenues from products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Software license	$9,690,000	$12,063,000	$30,464,000	$31,317,000

Installation, training and professional services	11,767,000	6,511,000	31,683,000	19,077,000
Maintenance and support	14,677,000	11,348,000	42,403,000	31,903,000
Data center and payment processing services	67,210,000	17,230,000	167,497,000	45,935,000
Hardware and other	3,952,000	2,037,000	9,092,000	5,770,000

Service, maintenance and hardware	97,607,000	37,126,000	250,675,000	102,685,000

Total revenues	$107,297,000	$49,189,000	$281,139,000	$134,002,000

Revenues and tangible long-lived assets by significant geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
United States	$94,138,000	$40,486,000	$244,529,000	$109,247,000
Canada	13,159,000	8,703,000	36,610,000	24,755,000
Total revenues	$107,297,000	$49,189,000	$281,139,000	$134,002,000

	As of
	September 30, 2006	December 31, 2005
Tangible long-lived assets:
United States	$33,889,000	$14,773,000
Canada	6,361,000	6,006,000
Total tangible long-lived assets	$40,250,000	$20,779,000

Net Income and Loss Per Share

Basic earnings per share (“EPS”), which excludes the impact of dilutive securities, is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes unvested restricted stock, in-the-money stock options and warrants using the treasury stock method and also includes the assumed conversion of the convertible notes payable using the if-converted method.  Under the if-converted method, the after-tax interest expense is added to the numerator and the weighted average shares issuable upon conversion of the debt instrument are added to the denominator.

The following table reconciles the weighted average shares outstanding used to calculate basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income used for basic calculation	$3,685,000	$3,842,000	$12,476,000	$10,642,000
Interest expense from convertible debt, net of tax effect	727,000	726,000	2,148,000	1,901,000
Net income used for diluted calculation	$4,412,000	$4,568,000	$14,624,000	$12,543,000

Basic net income per share – weighted average common shares outstanding	19,939,341	19,258,162	19,759,160	19,360,180
Dilutive effect of unvested restricted stock, stock options and warrants	860,186	1,155,061	937,666	1,128,476
Dilutive effect of convertible debt	4,964,204	4,964,204	4,964,204	4,382,319
Diluted net income per share – weighted average common shares outstanding	25,763,731	25,377,427	25,661,030	24,870,975

Weighted average common shares of 87,079 and 715,305 were excluded from the computation of diluted EPS for the three month periods ended September 30, 2006 and 2005, respectively, as they would have been anti-dilutive.  Weighted average common shares of 298,938 and 1,300,140 were excluded from the computation of diluted EPS for the nine month periods ended September 30, 2006 and 2005, respectively, as they would have been anti-dilutive.

Comprehensive Income

The following table summarizes the Company’s comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$3,685,000	$3,842,000	$12,476,000	$10,642,000
Unrealized gain on marketable securities	—	6,000	—	60,000
Foreign currency translation Adjustment, net of tax	327,000	2,424,000	2,649,000	1,480,000
Unrealized (loss) on cash flow hedge, net of tax	(2,611,000)	—	(1,010,000)	—

Total comprehensive income	$1,401,000	$6,272,000	$14,115,000	$12,182,000

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. At September 30, 2006 and December 31, 2005, no customer accounted for 10% or more of the total accounts receivable balance.   No customer accounted for more than 10% of total revenues for both the three and nine month periods ended September 30, 2006.  One individual customer accounted for 10% of total revenues for the three and nine month periods ended September 30, 2005.  The Company maintains allowances for potential credit risks and otherwise controls this risk through monitoring procedures.

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

The Company recognizes all derivative financial instruments, such as interest rate swap agreements, at their fair value, regardless of the purpose or intent for holding the instrument.  Changes in fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge.  At September 30, 2006, the Company had solely utilized derivative instruments as cash flow hedges.  Changes in fair values of derivatives accounted as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income.

Software Developed for Internal Use

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  Capitalized computer software costs under SOP 98-1 consist of purchased software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization.  Costs capitalized under SOP 98-1 are amortized over their estimated useful lives, which range from three to six years.

3.        Acquisitions

On March 3, 2006, the Company purchased the outstanding common stock of the Information Services Group of BISYS, Inc. (“BISYS”) for total cash consideration of approximately $472,400,000, subject to adjustments set forth in the purchase agreement.  In conjunction with this acquisition, the Company has incurred approximately $5,700,000 of acquisition related costs.  This acquisition is expected to expand the Company’s product offerings, further increase the Company’s presence in the financial service marketplace and extend the Company’s client base to include insurance, healthcare and other industries.  This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value.  The fair value of purchased technology was determined based on management’s best estimate of future cash flows expected to be generated by such technology.  The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill.  The operating results of this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.  The purchased technology related to this acquisition is being amortized over its useful life of 5 years.  The other intangible assets, comprised of customer relationships and tradenames, are being amortized over their useful lives of 15 and 5 years, respectively, based on the pattern in which economic benefits of the asset are consumed.  Purchase accounting for this acquisition is preliminary and is expected to be finalized during 2006.

The preliminary allocation of purchase price is summarized below:

Tangible assets acquired	$59,114,000
Purchased technology	53,899,000
Goodwill	322,045,000
Other intangibles	128,000,000
Liabilities assumed	(82,407,000)
Gain on settlement of contract, net of tax	(2,594,000)

Purchase price	$478,057,000

Under the terms of the Company’s pre-existing reseller agreement with BISYS, BISYS paid the Company non-refundable minimum license fees related to the achievement of certain minimum sales requirements.  The Company agreed not to compete with BISYS for the sale of data processing services using The Complete Banking Solution software on an outsourced basis to banks and thrifts in the United States, except in certain circumstances.  In connection with the purchase of the Information Services Group of BISYS, this reseller agreement with BISYS was terminated.  In accordance with Emerging Issued Task Form (EITF) 04-01, Accounting for Pre-existing Relationships between the Parties to a Business Combination, the Company reviewed the terms of the reseller agreement to determine if this executory contract included terms that were favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, and measured a settlement gain or loss as the lesser of (A) the amount by which the reseller agreement was favorable or unfavorable to market terms or (B) the stated settlement provisions of the reseller agreement available to BISYS to which the reseller agreement is unfavorable.  Accordingly, the Company recognized an imputed gain on the effective settlement of the reseller agreement with BISYS of approximately $4,252,000.  This gain represents the stated settlement provision available to BISYS.

Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of the Company and its material acquisitions (the U.S. based services to credit unions business of CGI-AMS Inc. acquired in March of 2005 and the Information Services Group of BISYS) on a pro forma basis, as though the companies had been combined at the beginning of each period presented.  The pro forma information excludes the effect of S.O.S. Computer Systems, Inc., Financial Data Solutions, Inc. and COWWW Software, Inc., as the results of their operations, individually and in the aggregate, are not significant to the Company.  This pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions actually taken place as of the beginning of the period being presented below.

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2005	2006	2005
Pro forma revenues	$95,591,000	$321,337,000	$277,561,000
Pro forma net income	$3,396,000	$11,489,000	$11,320,000

Pro forma net income per share — basic	$0.18	$0.58	$0.58
Pro forma net income per share — diluted	$0.16	$0.53	$0.50

Included in the pro forma results for the nine months ended September 30, 2006 and 2005 is a gain of approximately $4,252,000, which represents the effective settlement of the Company’s pre-existing reseller agreement with BISYS.  In addition, the pro forma results for the three periods presented have been adjusted to reflect the impact of the settlement of the pre-existing reseller agreement at the beginning of each period presented, including reductions of revenue and related costs of the Company and the Information Services Group of BISYS related to this agreement.

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

The First Term Facility, which has a term of 5.5 years and bears interest at LIBOR plus 250 basis points, was originally payable beginning June 30, 2006 in the amount of $725,000 per quarter through March 31, 2011, with balloon payments of $137,750,000 due on June 30, 2011 and September 3, 2011.  The Company may prepay the First Term Facility in aggregate principal amounts of $1,000,000 or a multiple of $250,000 in excess thereof during the term of the First Agreement.  During the nine months ended September 30, 2006, the Company prepaid an aggregate of $16,000,000 of principal and, as a result, the next principal payment is not due until June 30, 2009.  The remaining principal balance of the First Term Facility as of September 30, 2006 was $274,000,000.

The Line of Credit expires on March 3, 2011 and bears interest at LIBOR plus 250 basis points.  Borrowings under the Line of Credit are required to be in an aggregate amount of $1,000,000 or a multiple of $250,000 in excess thereof.  To date, the Company has not drawn against the Line of Credit.

The Second Term Facility has a term of 6 years and bears interest at LIBOR plus 650 basis points and is payable on November 30, 2011.  The remaining principal balance of the Second Term Facility as of September 30, 2006 was $60,000,000.

The bank financing contains both financial and non-financial covenants, including maintaining a certain senior leverage ratio, total leverage ratio and fixed charge ratio.  These financial covenants are designed to measure the Company’s ability to repay its outstanding debt as well as to fund the related interest payments.  Borrowings under the bank financing are collateralized by substantially all of the Company’s assets.

The costs of approximately $8.1 million related to the First and Second Term Facilities have been recorded as deferred financing costs within other assets in the accompanying financial statements.  During the nine months ended September 30, 2006, the Company recognized approximately $0.9 million of interest expense related to the amortization of these deferred financing costs.  The deferred financing costs are being amortized into interest expense using the effective interest rate method over the term of the First Term Facility, which is through September 2011.  To the extent the Company prepays all or a portion of the debt, the amortization of the deferred costs may be accelerated.

5.        Interest Rate Swap Agreements

On March 12, 2006, the Company entered into two separate interest rate swap agreements with a bank.  The objective of these derivative instruments is to offset the changes in variable benchmark interest rates and to limit exposure to uncertainty in interest expense and cash flow on the Company’s bank financing.  The first swap agreement is for $217,500,000 of the Company’s $290,000,000 First Term Facility and steps down quarterly in conjunction with the Company’s anticipated repayment of the First Term Facility.  This swap agreement extends through December 31, 2010.  The second swap agreement is for $60,000,000 of the Company’s $60,000,000 Second Term Facility.  This swap agreement extends through November 30, 2011.  The fair value of these derivative instruments at September 30, 2006 was $1.7 million and has been recorded within other liabilities.

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

6.        Commitments and Contingencies

Lease Commitments

At September 30, 2006, the Company was committed under facility and various other operating leases, which expire at various dates through January 2013.  Minimum future lease payments under non-cancelable leases with a remaining term of greater than one year at September 30, 2006 are approximately as follows:

2006	$7,875,000
2007	7,437,000
2008	6,427,000
2009	4,274,000
2010	2,464,000
Thereafter	2,240,000
Total minimum obligations	$30,717,000

Rent expense under operating leases was approximately $5,733,000 and $4,287,000 for the nine months ended September 30, 2006 and 2005, respectively.  The Company recognizes rent expense on a straight-line basis for all lease agreements with periods of free rent or escalating payment terms.  In connection with the acquisition of the Information Services Group of BISYS, the Company recorded a liability of approximately $1.2 million for certain facility leases that contain lease payments above fair value as of the acquisition date.  The liability will be amortized against rent expense over the term of the leases.

Legal Proceedings

On October 16, 2006, a purported class action complaint was filed by a stockholder of the Company against the Company, its directors, The Carlyle Group and Providence Equity Partners challenging the Company’s proposed acquisition by The Carlyle Group and Providence Equity Partners.  The complaint alleges that the Company and each of its directors breached their fiduciary duties to the stockholders in connection with the proposed acquisition, and that The Carlyle Group and Providence Equity Partners aided and abetted the individual defendants’ breach.  The complaint seeks, among other things, injunctive relief to enjoin the consummation of the acquisition, that defendants account to plaintiffs and other members of the class for all damages caused to them and all profits and other special benefits allegedly received as a result of the alleged breach of fiduciary duties, and reasonable attorney’s fees and expenses.  This lawsuit is in its preliminary stage.  The Company believes that the lawsuit is without merit and intends to vigorously defend against it.  Due to the preliminary nature of this matter, we are currently unable to estimate any potential liability or range of loss associated with this litigation

In addition, the Company is from time to time a party to legal proceedings which arise in the normal course of business. The Company is not currently involved in any material litigation, the outcome of which would, in management’s judgment based on information currently available, have a material effect on the Company’s results of operations or financial condition, nor is management aware of any such litigation.

Filing of Internal Revenue Service Tax Forms on Behalf of Certain Customers

In August 2005, the Company became aware that it had not timely filed certain federal tax forms on behalf of certain of its data processing customers with the Internal Revenue Service.  Upon discovering this oversight, those filings were promptly made in August 2005.  The Internal Revenue Code provides that penalties can be imposed upon the failure to make timely IRS filings on those parties ultimately responsible for filings, which in this case would be the Company’s data processing clients.  However, Treasury department regulations provide that a filer’s established history of timely complying with its filing obligations may, in certain instances, result in a waiver of any penalties.  The potential range of penalties is $0 to approximately $2,500,000, but because the imposition of penalties is neither probable nor estimable, no amounts have been accrued in the financial statements as of September 30, 2006 and December 31, 2005.

7.        Subsequent Events

On November, 8, 2006, the Company acquired Raddon Financial Group, Inc. (“Raddon”) for cash consideration of $27,500,000, with the potential for additional consideration of $5,500,000 pursuant to an earnout arrangement based on the achievement of certain financial objectives.  Raddon is recognized in the financial services market for providing CRM, research and marketing solutions and offers an extension of the Company’s industry-focused products and services.  Together, the Company and Raddon expect to offer a complementary suite of enabling technologies that will provide financial institutions with the technological tools to help them better compete and offer additional services in their marketplaces.  Due to the timing of the acquisition, the purchase price allocation has not yet been determined by the Company.

On October 14, 2006, the Company signed a definitive agreement to be acquired by The Carlyle Group and Providence Equity Partners, both global private investment firms. Under the terms of the agreement, the Company’s stockholders will receive $38.00 in cash for each share of the Company’s common stock. As a result of this acquisition, the Company’s convertible notes will convert into the Company’s common stock which will then be acquired with the proceeds of the acquisition.  The Company’s other currently outstanding debt will be retired.  The transaction is expected to be completed during the first quarter of 2007 and is subject to various conditions, including approval by the Company’s stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions.  The transaction is not subject to any debt financing conditions.  Transaction costs related to professional service and consulting costs incurred by the Company were approximately $250,000 for the three and nine months ended September 30, 2006.  The Company may terminate the agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the agreement.  This includes giving The Carlyle Group and Providence Equity Partners 72 hours to match the terms of such superior proposal and any subsequent modifications.  In connection with such termination, the Company would have to pay a fee of $30 million to The Carlyle Group and Providence Equity Partners.  In certain other circumstances, the agreement provides for The Carlyle Group and Providence Equity Partners or the Company to pay to the other party a fee of $30 million upon termination of the agreement.  Upon consummation of the acquisition, the merger agreement provides for the stock options issued under the stock-based compensation plans to be accelerated and any amount equal to the excess of $38.00 over the per share exercise price of the stock options to be paid in cash to the holder upon completion of the transaction.  Also, the merger agreement provides for the vesting period for the restricted stock issued under the stock-based compensation plans to be accelerated immediately prior to the completion of the transaction, At the discretion of the successor company, certain stock options may be exchanged for options to purchase options of the successor company.

8.        Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”).  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48, and the amounts reported after adoption, will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  Because the guidance was recently issued, management has not yet determined the impact, if any, of adopting the provisions of FIN 48 on the Company’s financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB No. 108”). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2006 financial statements. Because the guidance was recently issued, the Company’s management has not yet determined the impact, if any, of adopting the provisions of SAB 108 on the Company’s financial position and results of operations, although, the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  (“FASB 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Because the guidance was recently issued, management has not yet determined the impact, if any, of adopting the provisions of FASB 157 on the Company’s financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are derived from, our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Important factors that could cause these differences include those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

We use the terms “Open Solutions,” “we,” “us” and “our” to refer to the business of Open Solutions Inc. and our subsidiaries. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Recent Developments

On October 14, 2006, we signed a definitive agreement to be acquired by The Carlyle Group and Providence Equity Partners, both global private investment firms. Under the terms of the agreement, our stockholders will receive $38.00 in cash for each share of our common stock. As a result of this acquisition, our convertible notes will become convertible into the merger consideration payable to their underlying shares of common stock and our other currently outstanding debt will be retired.  The transaction is expected to be completed during the first quarter of 2007 and is subject to various conditions, including approval by the our stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions.  The transaction is not subject to any debt financing conditions.  Transaction costs related to professional service and consulting costs incurred by us were approximately $250,000 for the three and nine months ended September 30, 2006.  We may terminate the agreement under certain circumstances, including if our Board of Directors determines in good faith that we have received a superior proposal, and otherwise complies with certain terms of the agreement.  This includes giving The Carlyle Group and Providence Equity Partners 72 hours to match the terms of such superior proposal and any subsequent modifications.  In connection with such termination, we would have to pay a fee of $30 million to The Carlyle Group and Providence Equity Partners.  In certain other circumstances, the agreement provides for The Carlyle Group and Providence Equity Partners or us to pay to the other party a fee of $30 million upon termination of the agreement.  Upon consummation of the acquisition, the merger agreement provides for the stock options issued under our stock-based compensation plans to be accelerated and any amount equal to the excess of $38.00 over the per share exercise price of the stock options to be paid in cash to the holder upon completion of the transaction.  Also, the merger agreement provides for the vesting period for the restricted stock issued under our stock-based compensation plans to be accelerated immediately prior to the completion of the transaction, At the discretion of the successor company, certain stock options may be exchanged for options to purchase options of the successor company.

Overview

Open Solutions is a provider of open relational software technologies and services designed to enable financial institutions to better compete and to service their customers more effectively.  We develop, market, license and support an enterprise-wide suite of software and services that performs a financial institution’s core data processing and information management functions, including account, transaction, deposit, lending, operations, back office, client information and reporting. Our complementary products and services supplement our relational core software to provide our clients with fully-integrated business intelligence, customer relationship management (CRM), check and document imaging, Internet banking and cash management, general ledger and profitability, loan origination, payment, web services, interactive voice solutions, HSA (health savings accounts) and Check 21 enabled check and item processing solutions.  Our software applications can be operated either by the financial institution itself, on an outsourced basis in one of our outsourcing centers or through an outsourcing center hosted by one of our resellers.  Substantially all of our historical revenue has been generated through the outsourcing or licensing of our core software and our complementary products and the provision of related services and maintenance to small and mid-size commercial banks and thrifts and credit unions of all sizes.  We also derive revenue from payment processing services.  We view our operations and manage our business as one reportable segment, the development and marketing of financial services focused computer software and related services.

We derive revenues from two primary sources:

•                  sales of licenses for our core software and complementary products, and

•                  fees from installation, training, maintenance and support services, as well as fees generated from our outsourcing centers and the outsourcing centers hosted by our resellers.

Our revenues have grown from approximately $27.3 million in 2001 to approximately $193.8 million in 2005. Our revenues for the nine months ended September 30, 2006 were $281.1 million. This growth is a result of strategic acquisitions and internal expansion, through which we have developed and acquired new products and services and have expanded the number of clients using one or more of our products to approximately 5,500 as of September 30, 2006.

On November, 8, 2006, we acquired Raddon for cash consideration of $27,500,000, with the potential for additional consideration of $5,500,000 pursuant to an earnout arrangement based on the achievement of certain financial objectives.  Raddon is recognized in the financial services market for providing CRM, research and marketing solutions and offers an extension of our Company’s industry-focused products and services.  Together, we expect to offer a complementary suite of enabling technologies that will provide financial institutions with the technological tools to help them better compete and offer additional services in their marketplaces.

On March 3, 2006, we purchased the outstanding common stock of the Information Services Group of BISYS, Inc. (“BISYS”) for total cash consideration of approximately $472.4 million, subject to certain adjustments.  In connection with this acquisition, we incurred approximately $5.7 million of acquisition related costs.  This acquisition expands our product offerings, offers us additional cross selling solutions, further increases our presence in the financial services marketplace and extends our client base for our outsourcing services to include the insurance, healthcare and other industries.  Our maintenance and outsourcing revenues increased from 58.1% to 74.7% of our total revenues from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, primarily as a result of this acquisition.  In conjunction with this acquisition, our pre-existing reseller agreement with BISYS was terminated.  As a result of this termination, we recognized a pre-tax gain on the effective settlement of this contract of approximately $4.3 million, which represents the stated settlement provision available to BISYS.  We used the net proceeds from a $350.0 million bank financing and $129.1 million of available cash to fund the purchase price.  As discussed in greater detail under “Liquidity and Capital Resources,” this bank financing substantially increased our indebtedness.

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

We generate service and maintenance fees by converting clients to our core software suite, installing our software, assisting our clients in operating the applications, modifying and updating the software, providing outsourcing and payment processing services, and, in some cases, customizing products. Our software license agreements typically provide for five years of support and maintenance, with automatic annual renewals.

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

We expect that our revenues from installation, training, support and maintenance, our outsourcing centers and the outsourcing centers hosted by our resellers will continue to expand as our base of clients expands.  Our maintenance and outsourcing revenues are the largest of these revenue components, and we expect that these revenues, due to their recurring nature, will continue to be a significant portion of our total revenue as our client base grows.  Our maintenance and outsourcing revenues increased from 58.1% to 74.7% of our total revenues for the nine months ended September 30, 2005 and 2006, respectively, primarily as a result of our acquisition of the Information Services Group of BISYS.

Application of Critical Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions.  Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position.  The application of our critical accounting policies is described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities Exchange Commission. These critical accounting policies include:

•                  Revenue Recognition,

•                  Allowance for Doubtful Accounts,

•                  Software Development Costs,

•                  Accounting for Purchase Business Combinations,

•                  Long-Lived Assets, Intangible Assets and Goodwill, and

•                  Income Taxes

The material changes to the application of our critical accounting policies for the nine months ended September 30, 2006 were as follows:

Stock Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), effective January 1, 2006.  We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected term.  Further, as required under SFAS 123(R), we now estimate forfeitures for options granted which are not expected to vest.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.  We adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective application method (“MPA”), which provides for certain changes to the method for valuing share-based compensation.  Under the MPA, prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123(R) apply to new awards and to the modification and cancellation of awards that are outstanding on the effective date.

Upon the adoption of SFAS 123(R), we recognized compensation expense associated with awards granted after January 1, 2006 and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006 in our condensed consolidated statement of income for the nine months ended September 30, 2006.  During the nine months ended September 30, 2006, we recognized compensation expense of $5.4 million for stock options and $0.7 million for restricted stock in our condensed consolidated statement of operations.  Upon the adoption of SFAS 123(R), we netted against additional paid-in capital the deferred compensation balance previously recorded in liabilities of $0.8 million.  We also netted the deferred compensation balance of $0.1 million previously recorded in equity against additional paid-in capital.

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

Software Developed for Internal Use

As a result of the acquisition of the Information Services Group of BISYS, a provider of outsourcing services, we have recently began to incur material costs for the development of internal-use software.  We capitalize the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  Capitalized computer software costs under SOP 98-1 consist of purchase software licenses, implementation costs, consulting costs and payroll-related costs for certain projects that qualify for capitalization.  Costs capitalized under SOP 98-1 are amortized over their estimated useful lives, which range from three to six years.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB No. 108”). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 financial statements. Because the guidance was recently issued, we have not yet finalized our determination of the impact, if any, of adopting the provisions of SAB 108 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FASB 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Because the guidance was recently issued, management has not yet determined the impact, if any, of adopting the provisions of FASB 157 on our financial position and results of operations.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
As a Percentage of Revenues:
Revenues:
Software license	9.0%	24.5%	10.8%	23.4%
Service, maintenance and hardware	91.0	75.5	89.2	76.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Software license	1.8	4.3	2.1	3.7
Service, maintenance and hardware	52.0	41.5	50.8	40.6

Total cost of revenues	53.8	45.8	52.9	44.3

Operating expenses:
Sales and marketing	8.1	11.9	9.0	12.4
Product development	6.3	10.2	6.8	10.6
General and administrative	17.5	19.5	18.3	19.7
Transaction costs	0.2	—	0.1	—

Total operating expenses	32.1	41.6	34.2	42.7

Gain on effective settlement of contract	—	—	1.5	—
Income from operations	14.1	12.6	14.4	13.1
Interest income (expense), net	(7.9)	0.1	(6.8)	—

Income before income taxes	6.2	12.7	7.6	13.1
Income tax provision	(2.7)	(4.9)	(3.2)	(5.2)

Net income	3.5	7.8	4.4	7.9

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues.

We generate revenues from licensing the rights to use our software products and certain third-party software products to clients.  We also generate revenues from installation, training, maintenance and support services provided to clients, from outsourcing services and from hardware sales, each of which is typically sold in combination with the licensing of our software and other third party software products.  Revenues increased 118.1% from $49.2 million for the three months ended September 30, 2005 to $107.3 million for the three months ended September 30, 2006.

Software Licenses.

Software license revenues decreased 19.7% from $12.1 million for the three months ended September 30, 2005 to $9.7 million for the three months ended September 30, 2006.  This decrease was primarily a result of no longer recognizing license revenues related to our reseller arrangement with BISYS after that arrangement was settled concurrent with our acquisition of the Information Services Group of BISYS in March 2006.  The license fees from this reseller arrangement accounted for $0 and approximately $3.2 million of our license revenues for the three months ended September 30, 2006 and 2005, respectively.  This decrease was partially offset by an increase of $2.0 million due to sales of products that we acquired in the recent acquisition of the Information Services Group of BISYS and COWWW Software, Inc. Software license revenues vary depending on the timing, size and nature of our license transactions.

Maintenance.

Maintenance revenues increased 29.3% from $11.3 million for the three months ended September 30, 2005 to $14.7 million for the three months ended September 30, 2006.  The increase was primarily due to our recent acquisitions, which contributed $2.8 million, and an increase in our core software processing maintenance, which contributed $0.6 million, net of a decrease of $1.2 million due to the amounts recognized in 2005 related to our reseller agreement with BISYS.  Additionally, we will not be recognizing maintenance revenues related to our reseller agreement with BISYS in the future, as this arrangement was settled upon our acquisition of the Information Services Group of BISYS.  The maintenance fees under the BISYS reseller agreement accounted for $0 and approximately $1.2 million for the three months ended September 30, 2006 and 2005, respectively.  We typically provide maintenance services under five-year contracts with automatic renewals that allow for an annual increase in fees, generally not to exceed an annual increase of 5%.  Future maintenance revenue growth is dependent on new license sales and retention of existing clients and additional product sales to existing clients.

Implementation and Other Professional Services.

Implementation and other professional services revenues increased 80.7% from $6.5 million for the three months ended September 30, 2005 to $11.8 million for the three months ended September 30, 2006.  The increase in implementation and other professional services is directly related to the increase in recent sales of licenses to new clients over the past few quarters and sales of additional products to existing clients.  The increase was also due to our recent acquisitions, which contributed $2.6 million, and an increase in our core service revenues, which contributed $2.4 million.   Our overall software license revenue levels and market demand for implementation and other professional services will continue to affect our implementation and other professional services revenues.

Outsourcing.

Outsourcing revenues increased 290.1% from $17.2 million for the three months ended September 30, 2005 to $67.2 million for the three months ended September 30, 2006.  The increase in outsourcing revenues was primarily due to the recent acquisitions of the Information Services Group of BISYS and COWWW Software, Inc., which contributed $48.8 million in the aggregate, combined with the addition of new clients in our pre-existing outsourcing centers.  Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.

Cost of Revenues.

Cost of revenues includes third party license fees and the direct expenses associated with providing our services, such as systems operations, customer support, installations, professional services and other related expenses. Cost of revenues increased 156.6% from $22.5 million for the three months ended September 30, 2005 to $57.8 million for the three months ended September 30, 2006.  Gross margin decreased from 54.2% for the three months ended September 30, 2005 to 46.2% for the three months ended September 30, 2006.  The decrease in gross margin is attributable to our acquisition of the Information Services Group of BISYS, which generates gross margins lower than our historical gross margins, as the acquired business primarily consists of outsourcing services.  Additionally, as a result of the BISYS acquisition, the mix of revenue generated from third party license sales in an outsourcing environment has increased, which has also resulted in a decrease in our gross margins.

Cost of Software Licenses Revenues.

Cost of software license revenues consists primarily of amortization expense of purchased technology, royalties, third-party software, and the costs of product media, packaging and documentation.  Cost of license revenues decreased 7.0% from $2.1 million for the three months ended September 30, 2005 to $2.0 million for the three months ended September 30, 2006.  The decrease in cost of software license revenues was primarily due to decreased third-party software licenses sold in connection with our core and complementary products partially offset by increases in amortization of purchased technology related to our recent acquisitions.

Cost of Service, Maintenance and Hardware Revenues.

Cost of service, maintenance and hardware revenues consists primarily of personnel utilized to provide implementation, conversion and training services to our software licensees; technical client support and related costs; personnel, facility, telecommunication, depreciation of capital assets and amortization of developed technology utilized in servicing our outsourcing clients; and third party hardware costs.  Cost of service, maintenance and hardware revenues increased 173.4% from $20.4 million for the three months ended September 30, 2005 to $55.8 million for the three months ended September 30, 2006.  The increase in cost of service, outsourcing and hardware revenues was due primarily to a $29.2 million increase in costs associated with the growth of our outsourcing and payment processing business, $28.8 million of which is from the recently acquired businesses.  There was also a $4.0 million increase in costs associated with implementation and other professional services, $2.1 million of which is from acquired businesses and the remainder of which is primarily related to an increased investment in our professional services organization to support the services related to increased license sales.  Maintenance costs increased $0.9 million, which primarily related to the acquired businesses.

Operating Expenses

Sales and Marketing.

Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel and other costs incurred in marketing our products and services. Sales and marketing expenses increased 49.2% from $5.8 million for the three months ended September 30, 2005 to $8.7 million for the three months ended September 30, 2006. This increase was due primarily to an increase in stock compensation costs of $0.5 million related to the adoption of SFAS 123(R) and sales and marketing costs of $3.4 million as a result of our recent acquisitions.  Sales and marketing expenses represented 11.9% of revenues for the three months ended September 30, 2005 as opposed to 8.1% of revenues for the three months ended September 30, 2006.  Sales and marketing expenses as a percentage of revenues decreased primarily because of the increase in recurring service revenues, which require lower selling costs than new sales.

Product Development.

Product development expenses include salaries of personnel in our product development department, consulting fees and other related expenses. Product development expenses increased 33.5% from $5.0 million for the three months ended September 30, 2005 to $6.7 million for the three months ended September 30, 2006.  This increase was due primarily to a $1.9 million increase in product development expenses from the acquired businesses.  Product development expenses represented 10.2% of revenues for the three months ended September 30, 2005 as opposed to 6.3% of revenues for the three months ended September 30, 2006. Product development expenses as a percentage of revenues decreased primarily because product development expenses did not increase proportionally to our revenue growth as the increase in recurring revenues  require lower development costs.

General and Administrative.

General and administrative expenses consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation.  General and administrative expenses increased 95.4% from $9.6 million for the three months ended September 30, 2005 to $18.8 million for the three months ended September 30, 2006.  The increase was due primarily to $5.8 million of expenses from the acquired businesses, an increase in stock compensation costs of $1.0 million, an increase in legal, audit and audit related services of approximately $0.3 million, an increase in consulting expenses of approximately $0.4 million, and investments in our infrastructure, including increases in depreciation expense of $0.5 million primarily related to the development of our new accounting systems and leasehold improvements at our facilities.  General and administrative expenses represented 19.5% of revenues for the three months ended September 30, 2005 as opposed to 17.5% of revenues for the three months ended September 30, 2006.

Transaction Costs

Transaction costs include professional service and consulting costs incurred by us in connection with the proposed acquisition by The Carlyle Group and Providence Equity Partners.  Transaction costs for the three months ended September 30, 2006 were $0.3 million as compared to $0 for the three months ended September 30, 2005.

Interest and Other Income

Interest and other income decreased from $1.3 million for the three months ended September 30, 2005 to $0.6 million for the three months ended September 30, 2006.  The decrease was primarily due to lower cash balances available for investment in 2006.

Interest Expense

Interest expense increased from $1.2 million for the three months ended September 30, 2005 to $9.1 million for the three months ended September 30, 2006.  The increase in interest expense was due to interest from our March 2006 bank financing used to acquire the Information Services Group of BISYS.

Income Tax Provision.

Income tax provision increased from $2.4 million for the three months ended September 30, 2005 to $2.9 million for the three months ended September 30, 2006.  Our effective tax rate increased from 38.5% to 44.2% for the three months ended September 30, 2005 and 2006, respectively, primarily as a result of the adoption of SFAS 123(R) and the effect of stock-based compensation expense recorded for incentive stock options.  An incentive stock option does not ordinarily result in a tax benefit for us unless there is a disqualifying disposition of stock.  Accordingly, no deferred tax asset or benefit has been recognized by us for compensation expense recorded for incentive stock options, rather a current tax deduction will be recognized upon ultimate exercise of the incentive stock option.  We expect to record a higher tax rate in the near term than has been recorded historically as incentive stock options continue to vest.  Additional factors that may impact our effective tax rate would include changes in the magnitude and location of taxable income among taxing jurisdictions, including the blended state tax rate based on the mix of states we do business in, any non-deductible expenses and any tax credits we may receive.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues.

Revenues increased 109.8% from $134.0 million for the nine months ended September 30, 2005 to $281.1 million for the nine months ended September 30, 2006.

Software Licenses.

Software license revenues decreased 2.7% from $31.3 million for the nine months ended September 30, 2005 to $30.5 million for the nine months ended September 30, 2006.  This decrease was primarily as a result of no longer recognizing license revenues related to our reseller arrangement with BISYS after that arrangement was settled concurrent with our acquisition of the Information Services Group of BISYS in March 2006.  This decrease was partially offset by an increase in the licensing of our core and complementary products and an increase of $3.4 million due to sales of products that we acquired in the recent acquisitions of the Information Services Group of BISYS and COWWW Software, Inc.  The license fees from BISYS accounted for approximately $3.6 million and $9.1 million of our license revenue for the nine months ended September 30, 2006 and 2005, respectively.  Software license revenues vary depending on the timing, size and nature of our license transactions.

Maintenance.

Maintenance revenues increased 32.9% from $31.9 million for the nine months ended September 30, 2005 to $42.4 million for the nine months ended September 30, 2006.  The increase was due to our recent acquisitions, which contributed $6.1 million, and an increase in our core software processing maintenance, which contributed $4.5 million.  Additionally, we will not be recognizing maintenance revenues related to our reseller agreement with BISYS in the future, as this arrangement was settled upon our acquisition of the Information Services Group of BISYS.  The maintenance fees under the BISYS reseller agreement accounted for approximately $0.9 million and $3.8 million for the nine months ended September 30, 2006 and 2005, respectively.  We typically provide maintenance services under five-year contracts with automatic renewals that allow for an annual increase in fees, generally not to exceed an annual increase of 5%.  Future maintenance revenue growth is dependent on new license sales, retention of existing clients and additional product sales to existing clients.

Implementation and Other Professional Services.

Implementation and other professional services revenues increased 66.1% from $19.1 million for the nine months ended September 30, 2005 to $31.7 million for the nine months ended September 30, 2006.  The increase in implementation and other professional services is directly related to the increase in recent sales of licenses to new clients over the past few quarters and sales of additional products to existing clients.  The increase in professional services revenues was also due to our recent acquisitions, which contributed $4.7 million and an increase in our core service revenues which contributed $7.9 million.  Our overall software license revenue levels and market demand for implementation and other professional services will continue to affect our implementation and other professional services revenues.

Outsourcing.

Outsourcing revenues increased 264.6% from $45.9 million for the nine months ended September 30, 2005 to $167.5 million for the nine months ended September 30, 2006.  The increase in outsourcing revenues was primarily due to the recent acquisitions of the Information Services Group of BISYS and COWWW Software, Inc., which contributed $111.5 million in the aggregate, combined with the addition of new clients in our pre-existing outsourcing centers.  Future outsourcing revenue growth is dependent on our ability to retain existing clients, add new clients and increase average outsourcing fees.

Cost of Revenues.

Cost of revenues increased 150.5% from $59.3 million for the nine months ended September 30, 2005 to $148.5 million for the nine months ended September 30, 2006. Gross margin decreased from 55.8% for the nine months ended September 30, 2005 to 47.2% for the nine months ended September 30, 2006.  The decrease in gross margin is primarily attributable to our acquisition of the Information Services Group of BISYS, which generates gross margins lower than our historical gross margins, as the acquired business primarily consists of outsourcing services.  Additionally, as a result of the BISYS acquisition, the mix of revenue generated from third party license sales in an outsourcing environment has increased, which has also resulted in a decrease in our gross margins.

Cost of Software License Revenues.

Cost of license revenues increased 17.9% from $4.9 million for the nine months ended September 30, 2005 to $5.8 million for the nine months ended September 30, 2006.  The increase in cost of software license revenues was primarily due to increased third-party software licenses sold in connection with our core and complementary products as well as increases in amortization of purchased technology related to our recent acquisitions.

Cost of Service, Maintenance and Hardware Revenues.

Cost of service, maintenance and hardware revenues increased 162.5% from $54.4 million for the nine months ended September 30, 2005 to $142.7 million for the nine months ended September 30, 2006.  The increase in cost of service, outsourcing and hardware revenues was due primarily to a $72.1 million increase in costs associated with the growth of our outsourcing and payment processing business, $66.1 million of which is from the recently acquired businesses.  There was also a $10.7 million increase in costs associated with implementation and other professional services, $4.7 million of which is from acquired businesses and the remainder of which is primarily related to an increased investment in our professional services organization to support the services related to the recent increase in license sales.  Maintenance costs increased $2.4 million, which primarily related to the acquired business.

Operating Expenses

Sales and Marketing.

Sales and marketing expenses increased 52.1% from $16.7 million for the nine months ended September 30, 2005 to $25.3 million for the nine months ended September 30, 2006.  This increase was due primarily to increases in commissions from higher revenues of approximately $1.2 million, stock compensation costs of $1.2 million related to the adoption of SFAS 123(R) and $5.9 million of sales and marketing costs as a result of our recent acquisitions.  Sales and marketing expenses represented 12.4% of revenues for the nine months ended September 30, 2005 as opposed to 9.0% of revenues for the nine months ended September 30, 2006.  Sales and marketing expenses as a percentage of revenues decreased primarily because of the increase in recurring service revenues, which require lower selling costs than new sales.

Product Development.

Product development expenses increased 35.3% from $14.1 million for the nine months ended September 30, 2005 to $19.1 million for the nine months ended September 30, 2006. This increase was due primarily to a $3.7 million increase in product development expenses from the acquired businesses. Product development expenses represented 10.6% of revenues for the nine months ended September 30, 2005 as opposed to 6.8% of revenues for the nine months ended September 30, 2006. Product development expenses as a percentage of revenues decreased primarily because product development expenses did not increase proportionally to our revenue growth as the increase in recurring revenues require lower development costs.

General and Administrative.

General and administrative expenses increased 95.7% from $26.4 million for the nine months ended September 30, 2005 to $51.5 million for the nine months ended September 30, 2006. The increase was due primarily to $12.7 million of expenses from the acquired businesses, an increase in stock compensation costs of $2.9 million, an increase in legal, audit and audit related services of approximately $1.3 million, an increase in consulting expenses of approximately $1.6 million and investments in our infrastructure, including increases in depreciation, rent and other administrative  expenses of $4.2 million primarily from the development of new internal software systems and leasehold improvements at our facilities as well as other increases due to being a larger organization.  General and administrative expenses represented 19.7% of revenues for the nine months ended September 30, 2005 as opposed to 18.4% of revenues for the nine months ended September 30, 2006.

Transaction Costs

Transaction costs include professional service and consulting costs incurred by us in connection with the proposed acquisition by The Carlyle Group and Providence Equity Partners.  Transaction costs for the nine months ended September 30, 2006 were $0.3 million as compared to $0 for the nine months ended September 30, 2005.

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

Interest and Other Income.

Interest and other income decreased from $3.3 million for the nine months ended September 30, 2005 to $2.5 million for the nine months ended September 30, 2006.  The decrease was primarily due to lower cash balances available for investment in 2006.

Interest Expense.

Interest expense increased from $3.3 million for the nine months ended September 30, 2005 to $21.6 million for the nine months ended September 30, 2006.  The increase in interest expense was due to interest from our March 2006 bank financing in connection with the acquisition of the Information Services Group of BISYS combined with a full nine months of interest on our convertible notes, which were issued in February 2005.

Income Tax Provision.

Income tax provision increased 30.1% from $6.9 million for the nine months ended September 30, 2005 to $9.0 million for the nine months ended September 30, 2006.  Our effective tax rate increased from 39.5% to 42.0% for the nine months ended September 30, 2005 and 2006, respectively, primarily as a result of the adoption of SFAS 123(R) and the tax effect of stock-based compensation expense recorded for incentive stock options, partially offset by certain changes in Canadian tax laws which reduced our statutory tax rate. We expect to record a higher tax rate than has been recorded historically as incentive stock options continue to vest.  Additional factors that may impact our effective tax rate would include changes in the magnitude and location of taxable income among taxing jurisdictions, including the blended state tax rate based on the mix of states we do business in, any non-deductible expenses and any tax credits we may receive.

Liquidity and Capital Resources

At September 30, 2006 and December 31, 2005, we had cash and cash equivalents and short-term investments totaling $53.3 million and $174.4 million, respectively.

The following table sets forth the elements of our cash flow statement for the following periods:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$48,921	$21,431
Net cash used in investing activities	(508,302)	(90,687)
Net cash provided by financing activities	325,600	129,781

Cash from Operating Activities

Cash provided by operations in the nine months ended September 30, 2006 increased $27.5 million compared to the nine months ended September 30, 2005.  The increase was primarily attributable to an increase in net income of $1.8 million, an increase in depreciation and amortization of $19.7 million due to the impact of recent acquisitions, an increase in stock compensation expense of $5.9 million from the adoption of SFAS 123(R), an increase in the deferred tax provision of $2.5 million, an increase in working capital of $0.7 million and a non-cash gain on settlement of a contract of $4.3 million.

Cash from Investing Activities

Cash from investing activities consists primarily of purchases of fixed assets, capitalization of software development costs, investments in marketable securities and business acquisitions. Total capital expenditures for the nine months ended September 30, 2006 and 2005 were $17.8 million and $6.7 million, respectively, and were primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements. We currently have no significant capital spending or purchase commitments, but expect to continue to engage in capital spending in the ordinary course of business.

In the nine months ended September 30, 2006, we purchased $12.1 million in marketable securities. In the nine months ended September 30, 2005, we purchased $142.1 million in marketable securities and $108.0 million of marketable securities matured or were sold.

Additionally, net cash used in investing activities for the nine months ended September 30, 2006 included $478.4 million, primarily related to the acquisition of the Information Services Group of BISYS, net of cash received.  Net cash used in investing activities for the nine months ended September 30, 2005, included $49.9 million used for the acquisitions of the U.S.-based credit union services business of CGI-AMS Inc., S.O.S. Computer Systems, Inc., Financial Data Solutions, Inc. and COWWW Software, Inc., net of cash received.

Cash from Financing Activities

During the nine months ended September 30, 2006 and 2005, we received $6.5 million and $2.8 million, respectively, of proceeds from the exercise of stock options and the issuance of common stock for our employee stock purchase program. In March 2006, we used the proceeds from a $350.0 million bank financing, in addition to $129.1 million of available cash, to fund the purchase price of the Information Services Group of BISYS.  The bank financing is in the form of two agreements: a $320.0 million First Lien Senior Secured Credit Agreement (the “First Agreement”), which provides for a $290.0 million term loan (the “First Term Facility”) and a $30.0 million revolving line of credit (the “Line of Credit”), and a $60 million Second Lien Senior Secured Term Loan Agreement (the “Second Term Facility”).  The First Term Facility has a term of 5.5 years and bears interest at LIBOR plus 250 basis points and was originally payable beginning June 30, 2006 in the amount of $725,000 per quarter through May 31, 2011, with balloon payments of $137.8 million due on June 30, 2011 and September 3, 2011.  We may prepay the First Term Facility in aggregate principal amounts of $1.0 million or a multiple of $250,000 in excess thereof during the term of the First Agreement.  During the nine months ended September 30, 2006, we prepaid $16.0 million of principal and, as a result, the next principal payment is not due until June 30, 2009.  The Line of Credit expires on March 3, 2011 and bears interest at LIBOR plus 250 basis points.  Borrowings under the Line of Credit are required to be in an aggregate amount of $1.0 million or a multiple of $250,000 in excess thereof.  To date, we have not drawn against the Line of Credit.  The Second Term Facility has a term of 6 years and bears interest at LIBOR plus 650 basis points.  The bank financing contains both financial and non-financial covenants including maintaining a senior leverage ratio, as defined, a total leverage ratio, as defined and a fixed charge ratio, as defined.  These financial covenants are designed to measure our ability to repay our outstanding debt as well as fund the related interest payments.  Borrowing under the bank financing is secured by substantially all of our assets.  We believe we will be in compliance with the covenants related to our bank financing for the next twelve months.

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

If the acquisition of all of our outstanding common stock by The Carlyle Group and Providence Equity Partners is consummated, our convertible notes will become convertible into the merger consideration payable to their underlying shares of common stock and our other currently outstanding debt will be retired.

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

Contractual Obligations as of September 30, 2006

(in thousands)

	Payments Due by Period
					More than
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5 years
Bank financing – principal and interest	$475,856	$28,786	$58,970	$326,910	$61,190
Convertible notes payable – principal and interest	291,789	3,962	7,923	7,923	271,981
Capital lease obligations	7,100	4,178	2,922	—	—
Operating leases	30,717	7,875	13,864	6,738	2,240

Total contractual obligations	$805,462	$44,801	$83,679	$341,571	$335,411

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

Our interest expense is generally not sensitive to changes in the general level of interest rates in the United States.  Although a majority of our indebtedness is at variable rates, we manage the interest rate risk of our variable rate bank financing, principally by using cash flow hedges to achieve a desired position of fixed and floating rate debt.  As of September 30, 2006, we have utilized effective cash flow hedges which fix the interest payments on $277.5 million of our variable rate debt, allowing us to maintain 83% of our bank debt at fixed interest rates and 17% at variable interest rates.  Our cash flow hedges had the effect of increasing interest expense by $0.2 million for the nine month period ended September 30, 2006.  A 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition or results of operations.

All of our cash and cash equivalents are held on deposit with banks and highly liquid marketable securities with maturities of three months or less.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

The implementation of additional modules of our new accounting system, completed effective January 1, 2006, and the adoption of new accounting pronouncements, including SFAS 123(R), required us to modify and add certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

The risks and uncertainties described below are not the only risks we face.  Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

If the proposed acquisition of Open Solutions by The Carlyle Group and Providence Equity Partners is not completed, our business and stock price will be adversely affected.

On October 14, 2006, we entered into a definitive agreement to be acquired by The Carlyle Group and Providence Equity Partners.  Under the terms of the agreement, our stockholders will receive $38.00 in cash for each share of our common stock.  In addition, our convertible notes will become convertible into the merger consideration payable to their underlying shares of common stock and our other currently outstanding debt will be retired.  The consummation of the acquisition is subject to, among other things, approval of our stockholders and other customary closing conditions.  The acquisition has been unanimously approved by our board of directors and will be considered by our stockholders at a special meeting of stockholders.  We expect the acquisition to be completed during the first quarter of 2007. We expect to incur expenses in excess of $3.0 million related to the acquisition, not including any expenses that we might incur in connection with any debt financing related to the acquisition.  These acquisition-related expenses include investment banking fees and legal and professional fees. Our business and stock price will be adversely affected if the acquisition is not completed as a result of several factors, including, but not limited to, the following:

•                  the stock price payable by The Carlyle Group and Providence Equity Partners represents a premium to the price at which our shares were trading before the announcement,

•                  our customers, prospective customers and investors in general may view this failure as a poor reflection on our business or prospects,

•                  customers or prospective customers may have delayed their purchase commitments until the acquisition was complete or may have chosen not to purchase at all,

•                  certain of our suppliers and business partners may have sought to change or terminate their relationships with us as a result of the proposed acquisition,

•                  our key employees may have sought other employment opportunities, and

•                  our management team may have been distracted from day-to-day operations as a result of the proposed acquisition.

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

Although we were profitable for the year ended December 31, 2005, and the three and nine months ended September 30, 2006, we cannot guarantee that we will continue to be profitable in the future, either on a short or long-term basis.  There can be no assurance that operating losses will not recur in the future, that we will sustain profitability on a quarterly or annual basis or that our actual results will meet our projections, expectations or announced guidance.  To the extent that revenues do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increase in revenues or we are unable to adjust operating expense levels accordingly, our business, financial condition and results of operations will be materially adversely affected.

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

We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale.  Our core software product sales cycle generally ranges between six to nine months, and our implementation cycle for our core software generally ranges between six to nine months.  Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

•    our clients’ budgetary constraints,

•    the timing of our clients’ budget cycles and approval process,

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

We periodically review items on our balance sheet for impairment and record an impairment charge if we determine that the value of our assets has been impaired.  As of September 30, 2006, we had approximately $417.2 million of goodwill and $219.0 million of capitalized software costs and other intangible assets.  We periodically review these assets for impairment.  If we determine that the carrying value of these assets are not recoverable, we would record an impairment charge against our results of operations.  Such an impairment charge may be significant, and we are unable to predict the amount, if any, of potential future impairments.  In addition, if we engage in additional acquisitions, we may incur additional goodwill and other intangible assets.

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

We may not be able to increase revenue or decrease expenses to meet expectations for a given quarter. We recognize software license revenues upon delivery and, if required by the underlying agreement, upon client acceptance, if such criteria is other than perfunctory, which does not always occur in the same quarter in which the software license agreement for the system is signed.  As a result, we are constrained in our ability to increase our software license revenue in any quarter if there are unexpected delays in delivery or required acceptance of systems for which software licenses were signed in previous quarters.  Implementation of our core software system typically occurs over six to nine months.  Delays in the delivery, implementation or any required acceptance of our products could materially adversely affect our quarterly results of operations.  Revenues from software license sales accounted for 10.8% of revenues for the nine months ended September 30, 2006, and 23.4% of revenues for the nine months ended September 30, 2005.  The decrease was primarily the result of increases in outsourcing revenue due to the acquisition of the Information Services Group of BISYS.  Nonetheless, we expect that revenues from software license sales will continue to provide a significant percentage of our revenues in future periods, and our ability to close license sales, as well as the timing of those sales, may have a material impact on our quarterly results. In addition, increased sales and marketing expenses for any given quarter may negatively impact operating results of that quarter due to lack of recognition of associated revenues until the delivery of the product in a subsequent quarter.

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

We have a significant amount of indebtedness, including approximately $144.1 million in senior subordinated notes and $334 million in bank financing.  In connection with our bank financing, we are required to maintain sufficient leverage and fixed charge ratios.  Our substantial indebtedness could have important consequences to our stockholders and note holders.  For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to our notes, our bank financing or other indebtedness,

•                  increase our vulnerability to general adverse economic and industry conditions,

•                  require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, product development efforts and other general corporate purposes,

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•                  put us at a disadvantage compared to our competitors that have less debt, and

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

Since January 1, 2001, we have acquired fifteen businesses.  As part of our business strategy, we may enter into additional business combinations and acquisitions in the future.  In addition, acquisitions are typically accompanied by a number of risks, including:

•                  the difficulty of integrating the operations and personnel of the acquired companies,

•                  the maintenance of acceptable standards, internal controls, procedures and policies,

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

We expect that revenues generated from the sale of our products and services by our strategic marketing partners will account for a meaningful portion of our revenues for the foreseeable future.  In particular, our reseller agreement with BISYS had historically accounted for a meaningful portion of our revenues.  During the nine months ended September 30, 2006 and 2005, BISYS represented approximately $4.5 million and $13.2 million, or 1.6% and 9.9%, respectively, of our total revenues.  In conjunction with our acquisition of the Information Services Group of BISYS, our reseller agreement with BISYS was terminated.

In December 2005, we signed an agreement with Celero Solutions (“Celero”).  The agreement provides Celero with 10-year licensing, reseller and maintenance rights for the Canadian version of The Complete Credit Union Solution.  This agreement grants Celero a license to market and use The Complete Credit Union Solution and the right to provide outsourcing services to credit union clients in the Canadian provinces of Alberta, Manitoba and Saskatchewan.  Celero has the right to provide data center services to credit unions in the previously mentioned territories up to an aggregate member base of 940,000.  Under the agreement, the license fees for these 940,000 members will be paid over a three-year period.  During the nine months ended September 30, 2006, Celero represented approximately $6.7 million, or 2.3%, of our total revenues.

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

We have expanded our operations rapidly in recent years.  For example, our aggregate annual revenues increased from approximately $27.3 million in 2001 to approximately $193.8 million in 2005.  As of September 30, 2006, we had approximately 1,703 employees, up from approximately 600 as of December 31, 2003.  In addition, we continue to explore ways to extend our target markets, including to larger financial institutions, international clients, and clients in the payroll services, insurance and brokerage industries.  Our growth may place a strain on our management systems, information systems and resources.  Our ability to successfully offer products and services and implement our business plan requires adequate information systems and resources and oversight from our senior management.

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

•      paying amounts due under our senior subordinated convertible notes or other indebtedness,

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

In the past few years, technology stocks listed on the NASDAQ National Market have experienced high levels of volatility. The price of our common stock depends on many factors, some of which are beyond our control and may not be related to our operating performance.  The factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•                  price and volume fluctuations in the overall stock market from time to time,

•                  significant volatility in the market price and trading volume of financial service companies,

•                  actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts,

•                  general economic conditions and trends,

•                  major catastrophic events,

•                  loss of a significant client or clients,

•                  sales of large blocks of our stock, or

•                  departure of key personnel.

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

In addition, as of September 30, 2006, we had options to purchase a total of 3,777,325 shares of our common stock outstanding under our stock incentive plans, of which 1,713,593 were vested.  We have filed Form S-8 registration statements to register all of the shares of our common stock issuable under these plans.  A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

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

•                  we impose advance notice requirements for stockholder proposals.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

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

OPEN SOLUTIONS INC.

Dated: November 9, 2006	/s/ Louis Hernandez, Jr.

Louis Hernandez, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2006	/s/ Kenneth J. Saunders

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